Form 10-K
period 1993-12-31
MIDLANTIC CORP
filed 1994-03-29
CIK 793548

      1 1of2
                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)
  [ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993

                                      OR

  [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from................ to ................

COMMISSION FILE NUMBER 0-15870

                                  MIDLANTIC CORPORATION
                 (Exact name of registrant as specified in its charter)

               New Jersey                                      22-2699903
       (State or other jurisdiction                         (I.R.S. Employer
     of incorporation or organization)                    Identification Number)

           Metro Park Plaza, P.O. Box 600, Edison, New Jersey  08818
        (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:    (908) 321-8000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
- -------------------
Common Stock, par value $3.00 per share; 8 1/4% Convertible Subordinated Debentures Due 2010; 9.875% Subordinated Capital Notes Due 1999; 9.20% Subordinated Capital Notes Due 2001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting shares of Midlantic Corporation as of February 25, 1994 (net of voting shares held by the trust departments of subsidiary banks and by the officers and directors of Midlantic Corporation*):
$1,400,027,000.

      1 2of2

Shares outstanding on February 25, 1994
- ---------------------------------------
Common Stock, par value $3.00 per share - 52,227,123 shares

Documents incorporated by reference
- -----------------------------------
Definitive proxy statement for the 1994 Annual Shareholders' Meeting filed with the Commission pursuant to Regulation 14A - incorporated by reference in Part III.

Annual Report to Shareholders for fiscal year ended December 31, 1993 - incorporated by reference in Part I, Item 1; Part II, Items 5, 6, 7 and 8 and
Part IV, Item 14(a) 1

*Midlantic Corporation does not admit by virtue of the foregoing that its officers and directors are "affiliates" as defined in Item 405 of Regulation S-K and does not admit that it controls the shares of its voting stock held by the trust departments of its bank subsidiaries.

                             MIDLANTIC CORPORATION
                                FORM 10-K INDEX

PART I                                                                     PAGE
_______________________________________________________________________________

  ITEM  1 -  BUSINESS

        a) Description of Business                                         3-10

        b) Statistical Information and Analysis                           11-15

  ITEM  2 -  PROPERTIES                                                      16

  ITEM  3 -  LEGAL PROCEEDINGS                                               17

  ITEM  4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             17

  EXECUTIVE OFFICERS OF THE REGISTRANT                                    18-19

PART II
_______________________________________________________________________________

  ITEM  5 -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS                                             20

  ITEM  6 -  SELECTED FINANCIAL DATA                                         20

  ITEM  7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                             21

  ITEM  8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     21

  ITEM  9 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                             21

PART III
_______________________________________________________________________________

  ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              22

  ITEM 11 -  EXECUTIVE COMPENSATION                                          22

  ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT                                                  22

  ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  22

PART IV
_______________________________________________________________________________

  ITEM 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K                                                  23-26


SIGNATURES                                                                27-29

Part I

ITEM 1 - BUSINESS

a)  Description of Business

Introduction

Midlantic Corporation ("MC") is a regional bank holding company headquartered in Edison, New Jersey. MC's principal activity consists of managing, controlling and providing services and capital funds to its direct and indirect subsidiaries. MC directly or indirectly owns Midlantic National Bank ("MNB"), headquartered in Newark, New Jersey and Continental Bank ("CB"), headquartered in Norristown, Pennsylvania. The activities of MC and certain of its subsidiaries are significantly restricted by law (see "Supervision and Regulation").

Divestitures and Internal Mergers

In 1991, MC announced a major restructuring program (the "Restructuring Program"), which encompassed a strategy of selling assets and subsidiaries located outside of New Jersey and southeastern Pennsylvania in order to strengthen its capital position and focus upon its core market. The following actions have been taken pursuant to the Restructuring Program:

  - MC's New Jersey bank subsidiaries, MNB and Midlantic National Bank/North were merged on September 30, 1991.

  - On November 15, 1991, the trust assets, branch facilities and $20.9 million of private banking and home equity loans of Midlantic National Bank and Trust Co./Florida ("MNB/Florida") were sold for $24.2 million. In late 1993, MNB/Florida was dissolved.

  - On December 31, 1991, MC sold The York Bank and Trust Company of York, Pennsylvania, for $129.0 million and United Penn Bank and UniPenn Realty Co., of Wilkes-Barre, Pennsylvania, for $90.2 million, respectively.

  - On March 24, 1992, Midlantic Home Mortgage Corporation ("MHMC") a mortgage banking subsidiary, was sold for $44.6 million.

  - On July 1, 1992, MC sold Central Trust Company and Endicott Trust Company for an aggregate sales price of $114.8 million of cash and other consideration and on December 31, 1992, MC sold the Merchants National Bank & Trust Company of Syracuse and Union National Bank of Albany for an aggregate sales price of $93.3 million of cash and other consideration.

Prior to the announcement of the Restructuring Program, MC caused its wholly-owned subsidiary, Continental Bancorp, Inc., to be merged with and into MC.

Midlantic National Bank and Continental Bank

As of December 31, 1993, MNB operated 262 bank offices in twenty counties of New Jersey and one bank office in Philadelphia, Pennsylvania. MNB has an offshore branch in Grand Cayman, British West Indies. Its main office is in

Newark, New Jersey and its principal executive offices are in Edison, New Jersey. CB operated 62 bank offices in Bucks, Chester, Delaware, Montgomery and Philadelphia counties in Pennsylvania at December 31, 1993. Its headquarters is located in Norristown, Pennsylvania and its executive offices are located in Philadelphia, Pennsylvania. MNB and CB operate six regional trust offices (five in New Jersey and one in Pennsylvania).

According to "The American Banker," based upon total deposits, at December 31, 1993, MNB was the second largest commercial bank in New Jersey and CB was the seventh largest commercial bank in Pennsylvania.

The following table provides information about MNB and CB as of December 31, 1993:

                                           Midlantic          Continental
(In thousands)                         National Bank                 Bank
_________________________________________________________________________
Total assets                             $10,080,911           $3,755,145
Loans, net                                 5,328,542            2,576,508
Total deposits                             8,571,141            3,115,091
                                         ___________           __________

MNB and CB are engaged in commercial and retail banking activities. Banking services are extended to individual, business, governmental and institutional customers, and to correspondent banks. Such services include all the usual deposit functions of commercial banks with demand and time account services; the making of commercial, industrial, real estate and consumer loans; the furnishing of collection and foreign exchange services; and rental of safe deposit boxes. In addition, MNB and CB furnish financial and data processing services to customers and other banks and provide cash management facilities to commercial customers. Offshore deposit acceptances and placements are conducted by MNB at facilities in Grand Cayman. MNB and CB provide complete personal and corporate trust services, including administration of estates and trusts, pension and other employee benefit plans, investment advisory and agency accounts, and a full range of other fiduciary, corporate fiduciary, and agency services.

Nonbank Activities

MC's major nonbank activities are conducted through the following direct or indirect subsidiaries: Midlantic Securities Corp., a discount broker/dealer located in Philadelphia, Pennsylvania; Lenders Life Insurance Co., an Arizona-based affiliate, which acts as a reinsurer in connection with credit-related insurance; and Lease and Go, Inc., which engages in the leasing of motor vehicles.

At December 31, 1993, less than five percent of the consolidated assets of MC were employed in nonbank activities.

Employees

As of December 31, 1993, 5,863 persons were employed full-time or part-time by MC and its subsidiaries. Management of MC considers relations with its employees to be satisfactory.

Competition

The banking business is highly competitive and the bank subsidiaries ("Subsidiary Banks") of MC compete not only with New Jersey, New York and Pennsylvania commercial banks, but also with savings banks, savings and loan associations, money market and mutual funds, insurance companies, consumer finance companies, credit unions and other lending and deposit-gathering institutions.

Effect of Government Monetary Policies

The earnings of MC and the Subsidiary Banks are affected by domestic and foreign economic conditions and by the monetary and fiscal policies of the United States government and its agencies.

The monetary policies of the Board of Governors of the Federal Reserve System (the "FRB") have had, and will probably continue to have, an important impact on the operating results of commercial banks through the FRB's power to implement national monetary policy in order to, among other things, curb inflation or combat a recession. The policies of the FRB have a major effect upon the levels of bank loans, investments and deposits through the FRB's open market operations in United States government securities, through its regulation of, among other things, the discount rate on borrowings of depository institutions, and the reserve requirements against depository institution deposits. Recently, lower interest rates resulting from the FRB's monetary policies have generally benefited depository institutions. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies and their impact on MC and the Subsidiary Banks.

Supervision and Regulation

General - As a bank holding company registered under the Bank Holding Act of 1956, as amended (the "Act"), MC is subject to substantial regulation and supervision by the FRB. The Subsidiary Banks are subject to regulation and supervision by federal and state bank regulatory agencies, including the Office of the Comptroller of the Currency ("OCC") and the Federal Deposit Insurance Corporation ("FDIC"). Federal banking and other laws impose a number of requirements and restrictions on the operations and activities of depository institutions. In addition, the federal banking agencies periodically take regulatory actions to implement legislation and regulatory initiatives that might result in additional substantial restrictions on operations and activities and increase operating costs.

Holding Company Activities - Under the Act, bank holding companies may engage directly, or indirectly through subsidiaries, in activities which the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Acquisitions of existing companies and engaging in activities which the FRB has not theretofore determined to be permissible for bank holding companies normally require specific FRB approval. MC, as well as its subsidiaries, is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or provision of any property or services.

Generally, the Act prohibits a bank holding company from acquiring more than five percent of the voting shares or substantially all of the assets of any bank without prior approval of the FRB. Subject to limited exceptions, the FRB is prohibited from approving an application by a bank holding company to acquire voting shares of any commercial bank in another state unless such acquisition of a bank is specifically authorized by the laws of such other state. Subject to certain restrictions, New Jersey law permits bank holding companies which are located in New Jersey, such as MC, to acquire commercial banks located outside of New Jersey. Pennsylvania law permits New Jersey bank holding companies, like MC, to acquire commercial banks in Pennsylvania, subject to the prior approval of the acquisition by the Pennsylvania Department of Banking and certain other limitations. In accordance with the restrictions in the New Jersey and Pennsylvania laws and subject to certain limitations, MC may acquire banks or bank holding companies in any state permitting such an acquisition. MC may, subject to approval by the FRB, also acquire savings associations.

Dividends - The principal sources of income for MC are dividends and management fees from the Subsidiary Banks. The limitations on the Subsidiary Banks' ability to pay dividends to MC are described under the consolidated financial note caption "30. Lending and dividend limitations" and the consolidated financial note caption "31. Regulatory matters" on pages 68 and 69, respectively, of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1993, which consolidated financial notes are incorporated herein by reference. Regulatory agreements with the FRB and OCC that restricted MC's and MNB's ability to declare and pay dividends were terminated in March 1994.

Capital Requirements - Federal law currently requires MC and the Subsidiary Banks to meet certain minimum leverage and risk-based capital ratios, and empowers the bank regulatory agencies to take a number of enforcement actions against MC or the Subsidiary Banks if they fail to achieve the mandated ratios. MC and the Subsidiary Banks currently meet or exceed the minimum regulatory capital standards.

The federal bank regulatory agencies have proposed incorporating an interest rate risk component and concentrations of credit and nontraditional activities risk components into existing risk-based capital standards. Under the proposals, banks and bank holding companies with greater than "normal" levels of such risks would be required to hold additional capital. Such proposals, if adopted, are not expected to have a material impact on MC or the Subsidiary Banks.

Holding Company Liability - FRB policy requires bank holding companies to serve as a source of strength to their subsidiary banks by standing ready to use available resources to provide adequate capital funds to subsidiary banks during periods of financial stress or adversity. A bank holding company also could be liable under certain provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") for the capital deficiencies of an undercapitalized bank subsidiary. In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for a breach of such obligation will generally have priority over most other unsecured claims.

Transactions with Subsidiary Banks - The Subsidiary Banks are subject to certain restrictions imposed by law on extensions of credit to, and certain other transactions with, MC and certain other subsidiaries, as described under the consolidated financial note caption "30. Lending and dividend limitations" on pages 68 and 69 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1993, which consolidated financial note is incorporated herein by reference. A regulatory agreement with the OCC that restricted MNB's ability to declare and pay dividends was terminated in March 1994. The Subsidiary Banks are also subject to certain restrictions on investments in MC securities and on the taking of such securities as collateral for loans to any borrower.

Unsafe or Unsound Practices - The appropriate federal bank regulatory authorities also have authority to prohibit a bank or bank holding company from engaging in any activity or transaction deemed by the federal bank regulatory authority to be an unsafe or unsound practice. The payment of dividends could, depending upon the financial condition of the bank or bank holding company, be such an unsafe or unsound practice. The amount of other payments by Subsidiary Banks to MC (including management fees) is subject to review by bank regulatory authorities. Federal law also grants to federal banking agencies the power to issue cease and desist orders when a depository institution or a bank holding company or an officer or director thereof is engaged in or is about to engage in unsafe and unsound practices. The FRB may require a bank holding company to discontinue certain of its activities or activities of its nonbank subsidiaries or divest itself of such nonbank subsidiaries if such activities cause serious risk to a bank subsidiary and are inconsistent with the Act or other applicable federal banking laws. Under certain circumstances, engaging in an unsafe or unsound practice could be grounds for the appointment of a receiver or conservator for an insured bank.

Other Regulatory Matters - The Subsidiary Banks are also subject to other laws and regulations relating to required reserves, investments, loans, the opening and closing of branches and other aspects of their operations. Certain other regulatory matters that had affected MC and the Subsidiary Banks in recent years are described under the heading "Regulatory Agreements" in Management's Discussion and Analysis and the consolidated financial note caption
"31. Regulatory matters" on pages 42 and 69, respectively of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1993, each of which is incorporated herein by reference. In March 1994, the FRB and OCC terminated the regulatory agreements under which MC and MNB had been operating in recent years.

New Banking Regulations - Pursuant to the provisions of FDICIA, which was enacted in late 1991 and which provides for significant changes in the bank regulatory system, the bank regulatory agencies have adopted or proposed for adoption regulations that impose significant restrictions on the activities of insured financial institutions and their holding companies. Among other things, such regulations impose uniform standards for real estate lending, adopt truth-in-savings disclosure requirements and prohibit or limit the acceptance of brokered deposits by insured financial institutions that do not meet the banking agencies' definition of "well-capitalized." The bank regulatory agencies are also actively considering proposals that affect a wide range of operational and managerial matters, including asset quality, earnings, stock valuation and employee compensation, limitations on activities of state-chartered banks, and new reporting and audit requirements.

Deposit Insurance - The deposits of the Subsidiary Banks are insured by the FDIC through the Bank Insurance Fund ("BIF") to the extent provided by law. Effective January 1, 1993, the FDIC implemented a risk-based insurance system that assesses premiums of between 23 and 31 basis points per $100 of deposits depending upon the capital and supervisory group within which the institution falls. The Subsidiary Banks initially paid premiums at the higher end of this range. However, premiums were reduced somewhat during 1993 and are expected to decline again in 1994. The FDIC is considering other modifications to the assessment system which could result in a further increase in deposit insurance premium rates.

Community Reinvestment and Fair Lending - Pursuant to federal law, federal regulatory authorities review the performance of MC and its Subsidiary Banks in meeting the credit needs of the communities served by the Subsidiary Banks.
The applicable federal regulatory authority considers compliance with this law in connection with applications for, among other things, approval of branches, branch relocations and acquisitions of banks and bank holding companies. Federal regulatory authorities also review the performance of MC and its Subsidiary Banks with respect to compliance with laws prohibiting discriminatory practices in lending including the Equal Credit Opportunity Act and the Fair Housing Act. Under current law, federal regulators that have reason to believe that a bank has engaged in a pattern or practice of violating the Equal Credit Opportunity Act are required to refer the matter to the United States Department of Justice.

Prompt Corrective Action - FDICIA prescribes the supervisory and regulatory actions that will be taken against undercapitalized insured depository institutions for the purposes of promptly resolving problems at such institutions at the least possible long-term loss to the FDIC. Five categories of depository institutions have been established by FDICIA in accordance with their capital levels: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The federal banking agencies have adopted uniform regulations to implement the prompt regulatory action provision of FDICIA.

Under the uniform regulations, a well-capitalized institution has a minimum tier 1 capital-to-total risk-based assets ratio of 6 percent, a minimum total capital-to-total risk-based assets ratio of 10 percent and a minimum leverage ratio of 5 percent and is not subject to any written capital order or directive. An adequately capitalized institution meets all of its minimum capital requirements under the existing capital adequacy guidelines. An undercapitalized institution is one that fails to meet any one of the three minimum capital requirements. A significantly undercapitalized institution has a tier 1 capital-to-total risk-based assets ratio of less than 3 percent, a tier 1 leverage ratio of less than 3 percent or a total capital-to-total risk-based assets ratio of less than 6 percent. A critically undercapitalized institution has a tier 1 leverage ratio of 2 percent or less. An institution whose capital ratios meet the criteria for a well-capitalized institution may be classified as an adequately capitalized institution due to qualitative and/or quantitative factors other than capital adequacy. An adequately capitalized institution or undercapitalized institution, may under certain circumstances, be required to comply with supervisory actions as if it were in the next lower category.

Based upon MC's understanding of the uniform regulations and of publicly available interpretations thereof by the bank regulatory agencies, MC believes that each of the Subsidiary Banks currently qualifies as a "well-capitalized" institution. The categorization of depository institutions under the uniform regulations is solely for the purpose of applying the prompt corrective action provision of FDICIA and is not intended to be, and should not be interpreted as, a representation of the depository institution's overall financial condition or prospects.

An undercapitalized institution is required to submit a capital restoration plan for acceptance by the appropriate federal banking agency and will be subject to close monitoring of both its condition and compliance with, and progress made pursuant to, its capital restoration plan. The capital restoration plan will be accepted only if (i) it specifies the steps that will be taken to become adequately capitalized and the activities in which the institution will engage, (ii) it is based upon realistic assumptions and is likely to succeed in restoring the institution's capital, (iii) it does not appreciably increase the institution's risk exposure and (iv) each holding company that controls the institution provides appropriate assurances of performance and guarantees that the institution will comply with the plan until the institution is adequately capitalized on an average basis for each of four consecutive quarters. Liability under the guaranty is the lesser of (i) five percent of the institution's total assets at the time it became undercapitalized and (ii) the amount necessary to bring the institution into compliance with all applicable capital standards as of the time the institution fails to comply with the plan. An institution that fails to submit an acceptable plan may be placed into conservatorship or receivership unless its capital restoration plan is accepted. An undercapitalized institution will also be subject to restrictions on asset growth, acquisitions, branching, new activities, capital distributions and the payment of management fees.

FDICIA requires the appropriate regulatory agencies to take one or more specific actions against significantly undercapitalized institutions and undercapitalized institutions that fail to submit capital restoration plans or fail to implement in a material respect their capital restoration plans, which actions include but are not limited to (i) requiring the institution to sell shares or other obligations to raise capital, (ii) limiting deposit interest rates, (iii) requiring the election of a new board of directors and/or dismissing senior executive officers and directors who held such positions for more than 180 days before the institution became undercapitalized, (iv) prohibiting receipt of deposits from correspondent banks, (v) requiring divestiture or liquidation of one or more subsidiaries and (vi) requiring the parent company to divest the institution if such divestiture will improve the institution's financial condition and future prospects. In addition, an insured institution that receives a less-than-satisfactory rating for asset quality, management, earnings or liquidity may be deemed by its appropriate federal banking regulator to be engaging in an unsafe or unsound practice for purposes of issuing an order to cease and desist or to take certain affirmative actions. If the unsafe or unsound practice is likely to weaken the institution, cause insolvency or substantial dissipation of assets or earnings or otherwise seriously prejudice the interest of depositors or the FDIC, a receiver or conservator could be appointed. Finally, subject to certain exceptions, FDICIA requires critically undercapitalized institutions to be placed into receivership or conservatorship within 90 days after becoming critically undercapitalized.

The FRB has indicated that it will consult with each federal banking agency regulating the bank subsidiaries of a holding company to monitor required supervisory actions and, based on an assessment of these developments, will take appropriate action at the holding company level.

Conservatorship and Receivership Powers of Federal Banking Agencies - FDICIA significantly expanded the authority of the federal banking regulators to place depository institutions into conservatorship or receivership to include, among other things, appointment of the FDIC as conservator or receiver of an undercapitalized institution under certain circumstances. In the event a bank is placed into conservatorship or receivership, the FDIC is required, subject to certain exceptions, to choose the method for resolving the institution that is least costly to the BIF, such as liquidation. In any event, if either of the Subsidiary Banks were placed into conservatorship or receivership, because of the cross-guarantee provisions of the Federal Deposit Insurance Act, as amended, MC as the sole stockholder of the Subsidiary Banks would likely lose its investment in the Subsidiary Banks.

The FDIC may provide federal assistance to a "troubled institution" without placing the institution into conservatorship or receivership. In such case, pre-existing debtholders and stockholders may be required to make substantial concessions and, insofar as practical, the FDIC will succeed to their interests in proportion to the amount of federal assistance provided.

Enforcement Actions and Administrative Sanctions - Failure to comply with applicable laws, regulations and supervisory agreements could subject MC, the Subsidiary Banks and officers, directors and institution-affiliated parties to administrative sanctions and potentially substantial civil money penalties.

Proposed Legislation

From time to time various proposals are made in the United States Congress as well as state legislatures which would alter the powers of, and place restrictions on, different types of bank organizations as well as bank and nonbank activities. Such legislative proposals include interstate branching, expansion of bank powers, amendment of the Community Reinvestment Act, and regulation of bank sales of mutual funds. It is impossible to predict whether any of the proposals will be adopted, therefore, it is not practical to predict the impact of such adoption on the business of MC or its subsidiaries.

      b)   Statistical Information and Analysis

     The following tables set forth on a consolidated basis certain statistical data concerning MC and its wholly-owned subsidiaries ("Midlantic").

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

      A.    Average Balances

            MC responds to this segment by incorporating by reference the material for the years 1991 through 1993 under the heading "Comparative Consolidated Average Balance Sheet with Resultant Interest and Average Rates" on pages 72 and 73 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1993.

      B.    Average Rates Earned and Paid

            MC responds to this segment by incorporating by reference the material for the years 1991 through 1993 under the caption "Comparative Consolidated Average Balance Sheet with Resultant Interest and Average Rates" on pages 72 and 73 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1993.

      C.    Analysis of Year-to-Year Changes in Net Interest Earnings

            MC responds to this segment by incorporating by reference the material in "Table VI - Analysis of Changes in Net Interest Income" on page 20 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1993.

II.   Investment Portfolio

      A.    Book Values

            MC responds to this item by incorporating by reference the amounts for 1993 and 1992 appearing in the columns labeled "Book Value" under the consolidated financial note caption "4. Investment securities" on pages 52 and 53 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1993.

            At December 31, 1991, Midlantic's investment securities portfolio, which totalled $2.656 billion, was stratified as follows: United States Treasury securities $1.926 billion; obligations of United States government agencies $383.665 million; obligations of states and political subdivisions $204.835 million; and Other securities $141.220 million.

      B.    Maturities and Weighted Average Interest Yields

            MC responds to this item by incorporating by reference the material contained in the maturity distribution table under the consolidated financial note caption "4. Investment securities" on page 53 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1993.

      C. Securities of a Single Issuer Exceeding Ten Percent of Shareholders' Equity

            At December 31, 1993, Midlantic had aggregate investments with the Federal Home Loan Mortgage Corporation and the Federal National Mortgage Association, which comprised 61 percent and 34 percent of shareholders' equity, respectively.

III.  Loan Portfolio

      A.    Types of Loans

            The following table shows the amount of each type of loan of Midlantic at the end of each of the past five years:

                                                                  LOAN PORTFOLIO
                                                                  (In thousands)
  December 31                                  1993        1992         1991         1990         1989
______________________________________________________________________________________________________
  Commercial and financial               $2,897,656  $3,467,033  $ 4,844,756  $ 6,892,730  $ 7,552,813
  Real estate
    Construction and development            834,013   1,497,447    1,993,229    2,597,501    2,935,882
    Mortgage                              2,301,389   2,369,792    3,342,243    3,876,335    4,044,070
  Loans to individuals                    2,415,391   1,635,493    2,422,728    3,714,989    4,342,334
  Foreign                                     3,492      80,274       92,838      107,821      117,491
                                         __________  __________  ___________  ___________  ___________
  Total loans                             8,451,941   9,050,039   12,695,794   17,189,376   18,992,590
  Less: unearned income                     137,110      95,882      209,898      374,328      443,926
                                         __________  __________  ___________  ___________  ___________
  Total loans, net of unearned income    $8,314,831  $8,954,157  $12,485,896  $16,815,048  $18,548,664
                                         ==========  ==========  ===========  ===========  ===========

      B.    Maturities and Sensitivities of Loans to Changes in Interest Rates

            MC responds to this segment by incorporating by reference the material in "Table XXIX Loan Portfolio - Maturities and Sensitivity to Changes in Interest Rates" on page 39 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1993.

      C.    Risk Elements

            1. Nonaccrual, Past Due and Restructured Loans

               MC responds to this item by incorporating by reference the material under the subcaptions "Nonaccrual Loans," "Renegotiated Loans" and "Accruing Past Due Loans" including the material for
      13 1of2

               the years 1989 through 1993 in "Table XVII - Nonaccrual Loans, Other Real Estate Owned, Net and Past Due Loans" on pages 31 through 33 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1993.

               2. Potential Problem Loans

               MC responds to this item by incorporating by reference the material under the subcaption "Potential Problem Loans" on page 34 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1993.

            3. Foreign Outstandings

               At December 31, 1993, Midlantic's foreign outstandings (dollar denominated credits owed or guaranteed by foreign countries, foreign banks and other foreign persons) amounted to $637.9 million or 4.6 percent of total consolidated assets as compared with $753.1 million or 5.2 percent of total assets at year-end 1992 and $315.4 million or 1.7 percent of total assets at year-end 1991. The rise in foreign outstandings since year-end 1991 primarily reflects an increase in short-term money market investments with domestic subsidiaries of foreign banks.

               The following table relates individual country exposures as a percent of total assets for those individual country exposures that exceeded .75 percent of total assets during any period-end covering the three years ended December 31, 1993.

                                                      December 31
                                               1993       1992       1991
                  _______________________________________________________
                  France                       1.08%      1.20%       N/A
                  Japan                         .86       1.40        N/A
                  Switzerland                   .86        N/A        N/A
                                               ____       ____        ___

               N/A - Indicates outstandings were less than .75 percent of total assets at year-end.













      13 2of2

               The following is an analysis of the changes in the aggregate outstandings to Japan and France:

                                                            JAPAN      FRANCE
_____________________________________________________________________________
Aggregate outstandings at December 31, 1992              $204,087    $165,136
Net change in short-term outstandings during 1993         (83,971)    (14,095)
                                                         ________    ________
Aggregate outstandings at December 31, 1993              $120,116    $151,041
                                                         ========    ========

            4. Loan Concentrations

               At December 31, 1993, there were no additional significant loan concentrations other than those disclosed pursuant to section III.A. of this report.

      D.    Other Interest-bearing Assets

               MC responds to this item by incorporating by reference the material under the subcaption "Other Real Estate Owned" on pages 34 and 35 and the material relating to other real estate owned for the years 1989 through 1993 reported in "Table XVII - Nonaccrual Loans, Other Real Estate Owned, Net and Past Due Loans on page 31 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1993.

IV.   Summary of Loan Loss Experience

      A.       Analysis of Loan Loss Experience

               MC responds to this item by incorporating by reference the material under the subcaption "Allowance for Loan Losses" including the material for the years 1989 through 1993 in "Table XVI - Summary of Loan Loss Experience" on pages 29 through 31 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1993.

      B. Allocation of Allowance for Loan Losses and the Percentage of Loans to Total Loans

               The following table provides the allocation of the allowance for loan losses at the end of each of the past five years as required by Securities and Exchange Commission Industry Guide # 3.

                                   ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
                                              (In thousands)

December 31                    1993       1992       1991       1990      1989
______________________________________________________________________________
Commercial and financial   $ 74,993   $144,509   $336,242   $352,587  $152,501
Real estate
  Construction and
    development             106,391    302,716    188,685    211,939    78,772
  Mortgage                   97,619     45,797     47,747     76,195    45,685
Loans to individuals         22,688     15,396     25,338     42,986    45,683
Foreign                       2,176      3,274      3,236     22,236    38,209
Unallocated                  90,583    152,209    240,444     31,179    27,599
                           ________   ________   ________   ________  ________
                           $394,450   $663,901   $841,692   $737,122  $388,449
                           ========   ========   ========   ========  ========

The methodology used to allocate reserves is heavily weighted by loan charge-off history. The level of Midlantic's charge-offs in recent years may not be indicative of future losses and, therefore, may result in higher allocations to certain loan categories. Midlantic considers the entire allowance as available for the entire loan portfolio.

     The following table provides the percentage of loans to total loans of Midlantic at the end of each of the past five years:

                                      PERCENTAGE OF LOANS TO TOTAL LOANS

December 31                    1993         1992       1991     1990     1989
_____________________________________________________________________________
Commercial and financial       34.3%        38.3%      38.2%    40.1%    39.8%
Real estate
  Construction and development  9.9         16.5       15.7     15.1     15.4
  Mortgage                     27.2         26.2       26.3     22.6     21.3
Loans to individuals           28.6         18.1       19.1     21.6     22.9
Foreign                          --           .9         .7       .6       .6
                              _____        _____      _____    _____    _____
                              100.0%       100.0%     100.0%   100.0%   100.0%
                              =====        =====      =====    =====    =====

V.    Deposits

      MC responds to this item by incorporating by reference the material for the years 1991 through 1993 in "Table XXV - Average Funding Sources - Balances and Rates Paid" and under the consolidated financial note caption "13. Deposits" on pages 36 and 56, respectively, of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1993.

VI.   Return on Equity and Assets

      MC responds to this item by incorporating by reference the return on assets, return on equity, and equity to assets ratio as well as other key information presented for the years 1991 through 1993 under the caption "Consolidated Statistical Information" on page 75 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1993.

      During 1993, 1992 and 1991 MC did not pay dividends to its common shareholders and consequently had no dividend payout ratio on its common stock.

VII.  Short-term Borrowings

      MC responds to this item by incorporating by reference the material under the consolidated financial note caption "14. Short-term borrowings" on page 56 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1993.

ITEM 2 - PROPERTIES

The corporate headquarters of MC are located in the Metro Park commercial complex in Edison, New Jersey. MNB's principal executive offices are also located in the Metro Park complex while CB's principal executive offices are located at Centre Square in Philadelphia, Pennsylvania.

MC, through its subsidiary, Parkway Management Inc., in a joint venture with an unaffiliated party, has a 50 percent interest in the ownership and operation of a 12-story 264,000 square foot building on land leased from an unaffiliated third party under a long-term lease at the Metro Park commercial complex in Edison, New Jersey. Approximately 213,000 square feet of the building have been rented by MNB for its use and the use of MC, at a minimum annual rental of $3.129 million. The building is encumbered by a mortgage securing a nonrecourse 32-year loan made by an unrelated third party (which loan may be called in 1996).

CB leases approximately 101,000 square feet of the Centre Square building, of which approximately 10,000 square feet are utilized as a branch facility, with the remainder housing its executive offices and certain operations. The Centre Square lease is in the 20th year of an initial 30-year lease, of which the minimum annual rental amounts to $994 thousand. Such lease contains five ten-year renewal options which commence at the initial expiration date of March 31, 2004.

At December 31, 1993, the Subsidiary Banks occupied 326 bank offices (198 were owned in fee and 128 were leased) in 20 counties of New Jersey, 5 counties of Pennsylvania, and in Grand Cayman. The Subsidiary Banks also lease additional office space from various unrelated firms.

MNB owns a computer and operations center comprising approximately 110,000 square feet in West Orange, New Jersey and, through its wholly-owned subsidiary, Iron Investments Corp., in a joint venture with an unaffiliated party, owns and operates a 70,500 square foot building in Morris County, New Jersey, of which approximately 36,000 square feet are utilized by MNB primarily for certain data processing operations. MNB also owns a 10-story office building in West Paterson, New Jersey with approximately 200,000 square feet of space and a four-story office building in Edison, New Jersey (located in the Metro Park commercial complex) with approximately 40,000 square feet of space, portions of which are utilized for operational functions.

CB utilizes two buildings in Norristown, Pennsylvania, which are owned in fee and encompass approximately 87,000 square feet, for certain operations and administrative functions. A substantial portion of CB's accounting and data processing operations is conducted in four buildings, owned in fee, comprising approximately 141,000 square feet in Fort Washington, Pennsylvania.

At December 31, 1993, the nonbank subsidiaries of MC had four offices, all of which were leased.

Total consolidated occupancy rental expense of Midlantic, net of rental income and intercompany leasing arrangements, was $17.723 million in 1993.

ITEM 3 - LEGAL PROCEEDINGS

As MC reported in "Item 1 - Legal Proceedings" of its quarterly reports on Form 10-Q for the quarters ended March 31, 1993, June 30, 1993 and September 30, 1993, MC and various directors and former officers of MC are defendants in a consolidated action, initially commenced in March 1990, pending in Federal District Court in New Jersey (the "Action"). The Action has been instituted by shareholders of MC, either on behalf of MC against various directors and former officers of MC, or directly against MC and various directors and former officers of MC. In general, the Action seeks damages payable either to MC or to the shareholders and holders of certain debt securities because of alleged discrepancies between certain public statements made by MC and later results of MC's operations. In their pleadings, plaintiffs do not seek damages in a stated dollar amount. The Action includes claims that certain actions of MC are void. The claims are based upon alleged violations of the United States securities laws and New Jersey common law.

In June 1990, the plaintiffs filed a motion for class certification. The defendants moved to dismiss the complaint on July 31, 1990. On October 11, 1990, the Court filed an opinion denying the defendants' motion to dismiss the complaint. On December 3, 1990, an answer to the complaint was served on behalf of those defendants who had been served with the complaint. The parties have stipulated to the certification of a plaintiff class, which stipulation was reflected in an order entered by the Court on March 6, 1991. On May 6, 1991, the Court entered a consent order setting forth a discovery schedule. At present, documents are being produced and depositions are proceeding.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1993.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of all the executive officers of MC who serve as such at the pleasure of the Board of Directors of MC as of March 23, 1994:

                                                      Age at
                                                      1/1/94    Position
                                                      ______    ________

GARRY J. SCHEURING                                     54       Chairman of the
   Chairman of the Board, President and Chief                   Board, President
   Executive Officer of MC since 1991;                          and Chief
   Chairman of the Board, President and Chief                   Executive
   Executive Officer of Midlantic National                      Officer
   Bank since 1992; Chairman of the Board and Chief Executive Officer of Continental Bank since 1992; Vice Chairman of Continental Bank
   Corporation (1988-1991)

HOWARD I. ATKINS                                       42       Executive Vice
   Executive Vice President and Chief Financial                 President and
   Officer of MC since 1991; Corporate Treasurer                Chief Financial
   and Treasury Executive of Chase Manhattan Bank,              Officer
   N.A. (1988-1991)

DONALD W. EBBERT, JR.                                  48       Senior Vice
   Senior Vice President and Treasurer                          President and
   (since 1992) and Senior Vice President                       Treasurer
   and Director of Investor Relations
   (1990-1992) of MC; Senior Vice President and Treasurer of Southeast Banking
   Corporation (1988-1989)

MARY ELLEN GRAY                                        45       Executive Vice
   Executive Vice President and Director of Real                President and
   Estate Lending of MC since 1992; Executive Vice              Director of
   President for Real Estate (1989-1992) of Chemical            Real Estate
   Bank, N.A. of New Jersey                                     Lending

JEFFREY S. GRIFFIE                                     49       Executive Vice
   Executive Vice President and Director of Corporate           President and
   Operations of MC since 1992; Executive Vice                  Director of
   President of Midlantic National Bank since 1985              Corporate
                                                                Operations

JAMES E. KELLY                                         49       Controller
   Controller of MC since 1992; Executive Vice
   President of Continental Bank since 1988

JOSEPH H. KOTT                                         45       Executive Vice
   Executive Vice President and General Counsel (since          President and
   1993) and Senior Vice President and General Counsel          General Counsel
   (1991-1993) of MC; Partner, Pitney, Hardin, Kipp
   & Szuch (1982-1991)

                                                    Age at
                                                    1/1/94   Position
                                                    ______   ________

R. RAY LOCKHART                                        54    Senior Vice
   Senior Vice President and Auditor of MC                   President and
   since 1987                                                Auditor

JAMES J. LYNCH                                         43    Executive Vice
   Executive Vice President and Director of                  President and
   Commercial Banking-Pennsylvania of MC since 1992;         Director of
   President (since 1992) and Vice Chairman (1986-1992)      Commercial Banking-
   of Continental Bank                                       Pennsylvania

EUGENE J. MCNAMARA                                     61    Senior Vice
   Senior Vice President and Director of Human               President and
   Resources of MC since 1992; Senior Vice                   Director of
   President and Northern Region Senior Operations           Human Resources
   Officer of Midlantic National Bank (1991-1992);
   Executive Vice President and Senior Operations
   Officer of Midlantic National Bank/North (1984-1991)

BARBARA Z. PARKER                                      44    Executive Vice
   Executive Vice President and Director of Trust and        President and
   Investment Management (since 1993) and Senior Vice        Director of Trust
   President and Director of Trust and Investment            and Investment
   Management (1992-1993) of MC; Senior Vice President,      Management
   Corporate Banking (1991-1992) and Vice President,
   Corporate Banking (1985-1991) of Midlantic National
   Bank

ALFRED J. SCHIAVETTI, JR.                              54    Executive Vice
   Executive Vice President and Chief Credit Officer         President and
   of MC since 1991; Managing Director, Realty Group         Chief Credit
   of Chemical Bank (1987-1991)                              Officer

ALAN M. SILBERSTEIN                                    46    Executive Vice
   Executive Vice President and Director of Retail           President and
   Banking of MC since 1992; Executive Vice                  Director of
   President, Consumer Banking Group (1990-1991)             Retail Banking
   and Senior Vice President, Consumer Banking
   (1986-1990) of Chemical Bank

FRANK T. VAN GROFSKI                                   49    Executive Vice
   Executive Vice President and Director of Corporate        President and
   Banking and Commercial Banking-New Jersey of MC since     Director of
   1992; Senior Vice President, Corporate Banking of         Corporate Banking
   Midlantic National Bank (1987-1992)                       and Commercial
                                                             Banking-New Jersey

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The table below sets forth for the periods indicated the range of highest and lowest actual transactions per share and the closing price of Midlantic Corporation common stock, as reported by NASDAQ. The price quotations set forth herein do not include retail markups, markdowns or commissions.


                                              Range of Common Stock Prices
                                                       (Per NASDAQ)
                                            ______________________________
                                              High          Low      Close
1992
__________________________________________________________________________
First Quarter                               $ 9.13       $ 4.50     $ 7.75
Second Quarter                               15.00         5.88      14.63
Third Quarter                                18.00        12.88      14.63
Fourth Quarter                               21.88        13.25      19.88
                                            ______       ______     ______
1993
FIRST QUARTER                               $22.38       $18.13     $21.88
SECOND QUARTER                               25.13        17.50      21.13
THIRD QUARTER                                27.75        21.13      27.50
FOURTH QUARTER                               28.63        22.25      25.50
                                            ======       ======     ======

The number of common shareholders of record at January 28, 1994 was 30,722.

Midlantic Corporation did not declare any dividends on its common stock during 1992 or 1993.

MC also responds to this item by incorporating by reference the information under the consolidated financial note caption "16. Capital stock - preferred stock," the consolidated financial note caption "30. Lending and dividend limitations" and the consolidated financial note caption "31. Regulatory matters" on pages 57, 68 and 69, respectively, of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1993. (See also "Supervision and Regulation"). A regulatory agreement with the FRB that restricted MC's ability to declare and pay cash dividends was terminated in March 1994.



ITEM 6 - SELECTED FINANCIAL DATA

MC responds to this item by incorporating by reference the material appearing in the columns 1989 through 1993 under the caption "Selected Supplemental Financial Data" and accompanying footnote on page 43 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1993.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MC responds to this item by incorporating by reference the material under the section heading "Management's Analysis of the Results of Operations and Financial Condition" and the consolidated supplementary financial and statistical information on pages 16 through 43 and pages 71 through 75, respectively, of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1993.

The FRB Agreement and the OCC Agreement referred to in "Regulatory Agreements" on page 42 of MC's Annual Report to Shareholders for the year ended December 31, 1993, were terminated in March 1994.



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


MC responds to this item by incorporating by reference the material on pages 44 through 70 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1993.



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past two fiscal years, there was neither a change in independent accountants nor any disagreements with independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MC responds to this item by incorporating by reference the material on pages 2 through 4 under the caption "Information About Nominees For Directors of the Company" in MC's definitive proxy statement respecting its 1994 Annual Shareholders' Meeting. Information regarding executive officers is included in this report under the caption "Executive Officers of the Registrant."

ITEM 11 - EXECUTIVE COMPENSATION

MC responds to this item by incorporating by reference the material under the caption "Executive Compensation and Other Information" on pages 6 through 15 in MC's definitive proxy statement respecting its 1994 Annual Shareholders' Meeting. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

MC responds to this item by incorporating by reference the material under the captions "Principal Shareholders" on page 17 and "Securities Ownership of Management" on pages 4 through 6 in MC's definitive proxy statement respecting its 1994 Annual Shareholders' Meeting, except that the percentage owned by all directors and executive officers as a group is hereby amended to be 3.43%.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MC responds to this item by incorporating by reference the material under the captions "Compensation Committee Interlocks and Insider Participation" on page 11 and "Interest of Management in Certain Transactions" on page 15 in MC's definitive proxy statement respecting its 1994 Annual Shareholders' Meeting.

PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  a) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

  1. FINANCIAL STATEMENTS

       Midlantic Corporation and Subsidiaries Consolidated Financial
       Statements*
        Consolidated Statement of Income for each of the Three Years in the
           Period Ended December 31, 1993
        Consolidated Balance Sheet at December 31, 1993 and 1992
        Consolidated Statement of Changes in Shareholders' Equity for each of the Three Years in the Period Ended December 31, 1993 Consolidated Statement of Cash Flows for each of the Three Years in the Period Ended December 31, 1993
        Notes to Consolidated Financial Statements
        Independent Auditor's Report

        *Incorporated by reference to pages 44 through 70 of Midlantic
             Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1993.

  2. SCHEDULES

     Schedules are omitted because they are not required or are not applicable.

  3. EXHIBITS

     (3)   (a)   Certificate of Incorporation of Midlantic Corporation, as
                 amended through March 12, 1990 incorporated by reference to
                 Exhibit 3(a) to Form 10-K of Midlantic Corporation for the fiscal year ended December 31, 1989

           (b) By-Laws of Midlantic Corporation as amended and restated through September 16, 1992 incorporated by reference to
                 Exhibit 3(b) to Form 10-K of Midlantic Corporation for the fiscal year ended December 31, 1992

     (4)   (a)   Agreement to file instruments regarding long-term debt
           (b)   Rights Agreement dated as of February 23, 1990 between
                 Midlantic Corporation and Midlantic National Bank (including as Exhibit A thereto Midlantic Corporation's Certificate of
                 Amendment of Certificate of Incorporation covering its Series B Junior Participating Preferred Stock and including as Exhibit B thereto the form of Rights Certificate) incorporated by reference to Exhibit 2 to the Registration
                 Statement on Form 8-A of Midlantic Corporation dated
                 February 26, 1990

    (10)   (a)   Purchase Agreement dated as of June 5, 1990 among Midlantic
                 National Bank, Midlantic Corporation, Midlantic National
                 Bank/Delaware and Manufacturers Hanover Trust Company
                 incorporated by reference to Exhibit 28(b) to Form 8-K of
                 Midlantic Corporation dated June 30, 1990
           (b)   Agreement by and between Midlantic National Bank, Newark, New
                 Jersey and the Office of the Comptroller of the Currency
                 dated December 20, 1990 incorporated by reference to Exhibit
                 28(a) to Form 8-K of Midlantic Corporation dated December 21,
                 1990
           (c)   Letter dated January 17, 1991 from Midlantic National Bank to the Office of the Comptroller of the Currency amending an Agreement dated December 20, 1990 between Midlantic National
                 Bank and the Office of the Comptroller of the Currency incorporated by reference to Exhibit 19(a) to Form 10-Q of Midlantic Corporation for the quarter ended June 30, 1991
           (d)   Amendment dated July 23, 1991 to an Agreement dated December
                 20, 1990 between Midlantic National Bank and the Office of the Comptroller of the Currency incorporated by reference to
                 Exhibit 19(b) to Form 10-Q of Midlantic Corporation for the quarter ended June 30, 1991
           (e)   Acquisition Agreement dated as of September 25, 1991 among
                 Midlantic Corporation, United Penn Bank and Mellon Bank, N.A.
                 incorporated by reference to Exhibit 28 to Form 8-K of Midlantic Corporation dated October 1, 1991
           (f)   Amendment and Supplement dated December 18, 1991 to
                 Acquisition Agreement dated as of September 25, 1991 among
                 Midlantic Corporation, United Penn Bank and Mellon Bank, N.A.
                 incorporated by reference to Exhibit 28(d) to Form 8-K of Midlantic Corporation dated December 31, 1991
           (g)   Stock Purchase Agreement dated as of February 21, 1992
                 between Midlantic Corporation and ONBANCORP, Inc.
                 incorporated by reference to Exhibit 28(b) to Form 8-K of Midlantic Corporation dated February 21, 1992
           (h)   Written Agreement dated as of May 16, 1991 between Midlantic
                 Corporation and the Federal Reserve Bank of New York incorporated by reference to Exhibit 28 to Form 8-K of Midlantic Corporation dated May 16, 1991
           (i)   Stock Purchase Agreement dated as of March 23, 1992 by and among CHMC Mortgage Company Acquisition, Inc., Midlantic
                 Banks Inc. and Midlantic Corporation incorporated by reference to Exhibit 10 to Form 10-K of Midlantic Corporation for the year ended December 31, 1991
           (j)   Agreement dated as of July 21, 1992 between Midlantic
                 Corporation and The Bank of New York Company, Inc.
                 incorporated by reference to Exhibit 28 to Form 8-K of Midlantic Corporation dated July 22, 1992

                 Executive Compensation Plans and Arrangements
                 _____________________________________________

           (k) Midlantic Incentive Stock and Stock Option Plan (1986), as amended, incorporated by reference to Exhibit 4 to Midlantic Corporation's Registration Statement on Form S-8, No. 33-50952
           (l) Midlantic Incentive Plan, as amended, incorporated by reference to Exhibit 4(c) to Midlantic Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 33-16256
           (m) Continental Bancorp, Inc. 1982 Stock Option Plan, as amended, incorporated by reference to Exhibit 4(f) to Midlantic Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 33-16256
           (n) Rules and Regulations Relating to the Payment in Shares of Common Stock for the Exercise Price of Stock Options incorporated by reference to Exhibit 10(o) to Form 10-K of Midlantic Corporation for the fiscal year ended December 31, 1992
           (o) Rules and Regulations - Stock Awards incorporated by reference to Exhibit 10(p) to Form 10-K of Midlantic Corporation for the fiscal year ended December 31, 1992
           (p) Rules and Regulations Relating to the Exercise of Stock Appreciation Rights incorporated by reference to Exhibit 10(q) to Form 10-K of Midlantic Corporation for the fiscal year ended December 31, 1992
           (q) Rules and Regulations Relating to the Payment in Shares of Common Stock of Taxes in Connection with the Vesting of an Award incorporated by reference to Exhibit 10(r) to Form 10-K of Midlantic Corporation for the fiscal year ended December 31, 1992
           (r) Rules and Regulations Relating to the Payment in Shares of Common Stock of Taxes in Connection with the Exercise of a Non-Qualified Stock Option incorporated by reference to
                 Exhibit 10(s) to Form 10-K of Midlantic Corporation for the fiscal year ended December 31, 1992
           (s) Continental Bancorp, Inc. Survivor Benefit Plan incorporated by reference to Exhibit 10(t) to Form 10-K of Midlantic Corporation for the fiscal year ended December 31, 1992
           (t) Midlantic Corporation Executive Supplemental Retirement Plan incorporated by reference to Exhibit 19(a) to Form 10-Q of
                 Midlantic Corporation for the quarter ended June 30, 1989
           (u)   Midlantic Corporation Excess Benefit Plan and Amendment No. 1
                 dated March 20, 1991 thereto incorporated by reference to
                 Exhibit 19(a) to Form 10-Q of Midlantic Corporation for the quarter ended March 31, 1991
           (v) Midlantic Corporation Severance Pay Policy incorporated by reference to Exhibit 19(c) to Form 10-Q of Midlantic Corporation for the quarter ended September 30, 1991
           (w) Form of Change of Control Agreement of Midlantic Corporation incorporated by reference to Exhibit 10(y) to Form 10-K of Midlantic Corporation for the fiscal year ended December 31, 1992

           (x) Employment Agreement dated and effective as of April 23, 1991 between Midlantic Corporation and Garry J. Scheuring incorporated by reference to Exhibit 28 to Form 8-K of Midlantic Corporation dated April 11, 1991
           (y) Employment Agreement dated as of July 1, 1991 between Midlantic Corporation and Alfred J. Schiavetti, Jr. incorporated by reference to Exhibit 19(g) to Form 10-Q of Midlantic Corporation for the quarter ended June 30, 1991
           (z) Employment Agreement dated as of September 12, 1991 between Midlantic Corporation and Howard I. Atkins incorporated by reference to Exhibit 19(a) to Form 10-Q of Midlantic Corporation for the quarter ended September 30, 1991
          (aa) Employment Agreement dated as of January 27, 1992 between Midlantic Corporation and Alan M. Silberstein incorporated by reference to Exhibit 10 to Form 10-K of Midlantic Corporation for the year ended December 31, 1991
          (bb) Change of Control Agreement dated as of January 1, 1993 between Midlantic Corporation and James J. Lynch incorporated by reference to Exhibit 10(dd) to Form 10-K of Midlantic Corporation for the fiscal year ended December 31, 1992
          (cc) Description of tax consultation plan of Midlantic Banks Inc. incorporated by reference to Exhibit 10(ee) to Form 10-K of Midlantic Corporation for the fiscal year ended December 31, 1992
          (dd)   Midlantic Annual Incentive and Bonus Plan

   (11)   Statement regarding computation of income (loss) per common share
   (13)   Annual Report to Shareholders for the fiscal year ended December 31,
          1993
   (21)   Subsidiaries of Midlantic Corporation
   (23)   Consent of Independent Accountants
   (24)   Powers of Attorney


     Copies of the foregoing Exhibits will be furnished upon request and payment.


   b)     REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             MIDLANTIC CORPORATION
                                 (Registrant)

        Signature                   Title                      Date
_________________________________________________________________________
By   GARRY J. SCHEURING
   ___________________________  Chairman of the Board,     March 23, 1994
     Garry J. Scheuring         President and Chief
                                Executive Officer

By   HOWARD I. ATKINS
   ___________________________  Executive Vice President   March 23, 1994
     Howard I. Atkins           and Chief Financial
                                Officer

By   JAMES E. KELLY
   ___________________________  Controller                 March 23, 1994
     James E. Kelly

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                   Title                      Date
_________________________________________________________________________

..............................  Chairman of the Board,     March 23, 1994
   (Garry J. Scheuring)         President and Chief
                                Executive Officer

             *
..............................      Director               March 23, 1994
   (Charles E. Ehinger)

              *
..............................      Director               March 23, 1994
   (David F. Girard-diCarlo)

              *
..............................      Director               March 23, 1994
   (Frederick C. Haab)

              *
..............................      Director               March 23, 1994
   (Kevork S. Hovnanian)

        Signature                   Title                      Date
_________________________________________________________________________

              *
..............................      Director               March 23, 1994
   (Arthur J. Kania)

              *
..............................      Director               March 23, 1994
   (Aubrey C. Lewis)

              *
..............................      Director               March 23, 1994
   (David F. McBride)

              *
..............................      Director               March 23, 1994
   (Desmond P. McDonald)

              *
..............................      Director               March 23, 1994
   (William E. McKenna)

              *
..............................      Director               March 23, 1994
   (Marcy Syms Merns)

              *
..............................      Director               March 23, 1994
   (Ralph H. O'Brien)

           *
..............................      Director               March 23, 1994
   (Roy T. Peraino)

              *
..............................      Director               March 23, 1994
   (Ernest L. Ransome, III)

           *
..............................      Director               March 23, 1994
   (Ronald Rubin)

           *
..............................      Director               March 23, 1994
   (B. P. Russell)

              *
..............................      Director               March 23, 1994
   (Fred R. Sullivan)

              *
..............................      Director               March 23, 1994
   (Harold L. Yoh, Jr.)

*Joseph H. Kott, by signing his name hereto, does sign this document on behalf of each of the persons named above pursuant to powers of attorney duly executed by such persons which are filed with the Securities and Exchange Commission.


                                       By  JOSEPH H. KOTT
                                           _____________________________
                                           Joseph H. Kott
                                           Attorney-in-fact