Form 10-Q
period 1994-03-31
MIDLANTIC CORP
filed 1994-05-13
CIK 793548

                                      FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C.   20549


(Mark One)
 ...X....   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934



                                   March 31, 1994
For the quarterly period ended.................................................

                                         OR

 ........   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from.....................to..........................

Commission file number 0-15870

                                MIDLANTIC CORPORATION
...............................................................................
(Exact name of registrant as specified in its charter)

             NEW JERSEY                                   22-2699903
.....................................         ................................
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)



              METRO PARK PLAZA, P.O. BOX 600, EDISON, NEW JERSEY 08818
...............................................................................
(Address of principal executive offices)
(Zip Code)

                                   (908) 321-8000
...............................................................................
(Registrant's telephone number, including area code)

...............................................................................
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ..X...      No ......

SHARES OUTSTANDING ON APRIL 29, 1994
Common Stock, par value $3.00 per share - 52,249,267 shares

                Midlantic Corporation and Subsidiaries
                              FORM 10-Q
                            MARCH 31, 1994


                    PART I - FINANCIAL INFORMATION

  INTRODUCTION The interim financial information disclosed in this
               Form 10-Q should be read in conjunction with Midlantic Corporation's 1993 Annual Report and Midlantic
               Corporation's 1993 Annual Report on Form 10-K as the disclosures contained within those reports are considered an integral part of this Form 10-Q.

  ITEM 1.      FINANCIAL STATEMENTS

               The accompanying interim comparative consolidated financial statements of Midlantic Corporation ("MC") and Subsidiaries ("Midlantic" or the "Corporation") on pages 3 through 7 and related notes on pages 8 through 11 are unaudited and reflect adjustments of a normal recurring nature, unless otherwise disclosed in this Form 10-Q, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such statements were prepared in accordance with Article 10 of Regulation S-X.


  ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

               The accompanying interim management's discussion on pages 12 through 28 provides an analysis of material changes in financial condition and results of operations in accordance with Item 303(b) of Regulation S-K and should be read in conjunction with the financial statements and related notes (see Item 1) and the tables presented on pages 29 through 46.





















      3 1of2

                        Midlantic Corporation and Subsidiaries
                          CONSOLIDATED STATEMENT OF INCOME
                       (In thousands, except per share data)
                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                         1994               1993
                                                     ________           ________
INTEREST INCOME
 Interest and fees on loans                          $160,559           $163,027
 Interest on investment securities
   Taxable interest income                             27,526             25,053
   Tax-exempt interest income                             179                162
 Interest on deposits with banks                        4,964              4,779
 Interest on other short-term investments               9,797             15,138
                                                     ________           ________
        Total interest income                         203,025            208,159
                                                     ________           ________
INTEREST EXPENSE
  Interest on deposits                                 53,868             77,097
  Interest on short-term borrowings                     5,123              3,071
  Interest on long-term debt                            8,660              9,808
                                                     ________           ________
        Total interest expense                         67,651             89,976
                                                     ________           ________
Net interest income                                   135,374            118,183
  Provision for loan losses                             7,499             20,000
                                                     ________           ________
Net interest income after provision
  for loan losses                                     127,875             98,183
NONINTEREST INCOME
  Trust income                                          9,782             10,233
  Service charges on deposits                          18,946             18,278
  Investment securities gains                           1,263              4,851
  Income earned on factoring receivables                3,640              3,677
  Other                                                15,621             15,457
                                                     ________           ________
        Total noninterest income                       49,252             52,496
                                                     ________           ________
                                                      177,127            150,679
                                                     ________           ________
NONINTEREST EXPENSES
  Salaries and benefits                                56,214             54,322
  Net occupancy                                        12,235             11,299
  Equipment rental and expense                          6,925              7,927
  Other real estate owned, net                          4,169             56,609
  FDIC assessment charges                               7,194              9,224
  Legal and professional fees                           9,875             11,413
  Other                                                24,894             28,378
                                                     ________           ________
        Total noninterest expenses                    121,506            179,172
                                                     ________           ________
Income (loss) before income taxes and
  cumulative effect of the changes in
  accounting principle                                 55,621            (28,493)
Income tax expense (benefit)                            2,268            (13,026)
                                                     ________           ________
Income (loss) before cumulative effect
  of the changes in accounting principle               53,353            (15,467)
      3 2of2

   Cumulative effect of the change in
     accounting for postemployment benefits            (7,528)                --
   Cumulative effect of the change
     in accounting for income taxes                        --             38,962
                                                     ________           ________
NET INCOME                                           $ 45,825           $ 23,495
                                                     ========           ========
                         (continued on next page)


















































                      Midlantic Corporation and Subsidiaries
                        CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                (continued)

                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                         1994                1993
                                                       ______              ______
INCOME (LOSS) APPLICABLE TO PRIMARY
 COMMON SHARES
  Income (loss) before cumulative effect
   of the changes in accounting principle             $52,447            $(16,373)
  Net income                                           44,919              22,589
INCOME (LOSS) APPLICABLE TO FULLY
 DILUTED COMMON SHARES
  Income (loss) before cumulative effect
   of the changes in accounting principle              53,453             (16,373)
  Net income                                           45,925              22,589
                                                       ======              ======
INCOME (LOSS) PER COMMON SHARE
  Income (loss) before cumulative effect
   of the changes in accounting principle
        Primary                                         $ .98               $(.35)
        Fully diluted                                     .97                (.35)
  Cumulative effect of the changes in
   accounting principle
     Postemployment benefits
        Primary                                          (.14)                 --
        Fully diluted                                    (.14)                 --
     Income taxes
        Primary                                            --                 .83
        Fully diluted                                      --                 .83
  Net income
        Primary                                           .84                 .48
        Fully diluted                                     .83                 .48
                                                       ======              ======
AVERAGE COMMON SHARES AND COMMON SHARE
 EQUIVALENTS
        Primary                                        53,473              46,973
        Fully diluted                                  55,077              47,042
                                                       ======              ======

See Notes to Consolidated Financial Statements.














      5 1of2

                    Midlantic Corporation and Subsidiaries
                         CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)
                                                             MARCH 31     December 31
                                                                 1994            1993
                                                          ___________     ___________
ASSETS
  Cash and due from banks                                 $   659,410     $   712,960
  Interest-bearing deposits in other banks                    632,002         488,821
  Other short-term investments                                890,000       1,290,000
  Investment securities (market value 1994,
   $2,409,626; 1993, $2,467,793)                            2,414,409       2,455,410

  Total loans (net of unearned income of $138,447
    in 1994 and $137,110 in 1993)                           8,355,976       8,314,831
  Less: allowance for loan losses                             381,130         394,450
                                                          ___________     ___________
  Net loans                                                 7,974,846       7,920,381
                                                          ___________     ___________
  Premises and equipment, net                                 151,269         155,129
  Due from customers on acceptances                            13,866          11,084
  Other real estate owned, net                                121,002         132,670
  Taxes receivable and net deferred tax assets                207,192         202,823
  Other assets                                                644,887         577,304
                                                          ___________     ___________
        Total assets                                      $13,708,883     $13,946,582
                                                          ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Domestic deposits
    Noninterest-bearing demand                            $ 2,758,783     $ 2,839,885
    Interest-bearing demand                                 1,382,417       1,433,690
    Savings                                                 1,638,967       1,582,614
    Retail money market accounts                            2,163,599       2,193,582
    CDs over $100,000                                         197,448         206,422
    Other time                                              3,194,025       3,322,335
  Overseas branch deposits                                     11,685           9,273
                                                          ___________     ___________
        Total deposits                                     11,346,924      11,587,801
                                                          ___________     ___________
  Short-term borrowings                                       622,699         674,497
  Bank acceptances outstanding                                 13,866          11,084
  Other liabilities                                           183,307         163,884
  Long-term debt                                              375,000         386,752
                                                          ___________     ___________
        Total liabilities                                  12,541,796      12,824,018
                                                          ___________     ___________











      5 2of2

  Shareholders' equity
   Capital stock
     Preferred stock: no par value
       Authorized 40,000,000 shares
         Issued 500,000 shares in 1994 and 1993                50,000          50,000
     Common stock: par value $3 per share
        Authorized 150,000,000 shares
          Issued 52,239,697 shares in 1994 and
          52,173,999 shares in 1993                           156,719         156,522
   Surplus                                                    604,980         603,732
   Retained earnings                                          357,229         312,310
   Net unrealized holding losses on available
     for sale securities, net of taxes                         (1,841)             --
                                                          ___________     ___________
     Total shareholders' equity                             1,167,087       1,122,564
                                                          ___________     ___________
       Total liabilities and shareholders' equity         $13,708,883     $13,946,582
                                                          ===========     ===========

See Notes to Consolidated Financial Statements.


































      6 1of2

                         Midlantic Corporation and Subsidiaries
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (In thousands)
FOR THE THREE MONTHS ENDED MARCH 31                                 1994           1993
                                                               _________      _________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $  45,825      $  23,495
  Adjustments to reconcile net income
   to net cash provided by operating activities
      Provision for loan and OREO losses                          10,999         75,199
      Depreciation of premises and equipment                       5,799          6,507
      Amortization of goodwill and other intangibles               1,605          1,605
      Deferred income tax expense (benefit)                       11,730        (15,613)
      Cumulative effect of changes in accounting principle
         Income taxes                                                 --        (38,962)
         Postemployment benefits                                   7,528             --
      Net accretion of investment securities                      (4,322)        (4,303)
      Accretion of net deferred loan fees                         (2,281)        (2,609)
      Net gains on the sales of assets                            (4,785)        (5,884)
      Net (increase) decrease in trading account assets          (13,096)         2,453
      Net decrease in OREO                                         1,444          7,578
      Net increase in accrued interest receivable                (29,496)       (28,042)
      Net decrease in accrued interest payable                      (173)        (5,937)
      Net (increase) decrease in taxes receivable and
       net deferred tax assets                                   (14,797)       104,763
      Net increase in other assets                               (22,400)       (41,305)
      Net increase in other liabilities                           14,676          6,865
      Other                                                            4            (97)
                                                               _________      _________
        Net cash provided by operating activities                  8,260         85,713
                                                               _________      _________
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from bulk sales of loans                               13,940             --
  Proceeds from sales of OREO                                     13,366         13,171
  Net decrease in money market investments with
   an original maturity of 3 months or less                      664,819        249,770
  Proceeds from money market investments with an
   original maturity of greater than 3 months                    140,000        312,430
  Purchases of money market investments with an
   original maturity of greater than 3 months                   (548,000)      (931,000)
  Proceeds from sales of available-for-sale securities           151,465        575,732
  Proceeds from matured investment securities                    403,295        164,805
  Purchases of investment securities                            (498,256)      (299,441)
  Net decrease in loans                                          (98,353)       263,512
  Purchases of premises and equipment                             (2,038)        (6,446)
  Proceeds from sale of stock warrants                             1,500             --
  Sales of premises and equipment                                    284            183
                                                               _________      _________
        Net cash provided by investing activities                242,022        342,716
                                                               _________      _________






      6 2of2

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in deposits                                      (240,877)      (553,793)
  Net (decrease) increase in short-term borrowings               (51,798)       169,740
  Payments on long-term debt                                     (11,752)       (50,000)
  Proceeds from issuances of common stock                            595             33
                                                               _________      _________
        Net cash used by financing activities                   (303,832)      (434,020)
                                                               _________      _________
NET DECREASE IN CASH AND CASH EQUIVALENTS                      $ (53,550)     $  (5,591)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 712,960        799,194
                                                               _________      _________
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 659,410      $ 793,603
                                                               =========      =========

See Notes to Consolidated Financial Statements.










































      7 1of2

                       Midlantic Corporation and Subsidiaries
                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (In thousands, except share and per share data)

For the Three Months Ended March 31                             1994          1993
                                                          __________      ________
PREFERRED STOCK AT JANUARY 1 AND MARCH 31                 $   50,000      $ 50,000
                                                          ==========      ========
COMMON STOCK
 Balance at January 1                                     $  156,522      $138,443
  Issuance of 35,776 common shares in 1994 and
   49,040 common shares in 1993 for preferred
   stock dividend                                                107           147
  Issuance of 23,123 common shares and 2,042 common
   treasury shares in 1994 and 4,170 common shares
   in 1993 for stock awards                                       70            13
  Issuance of 6,799 common shares in 1994
   purchased by Midlantic's 401(k) plan                           20            --
                                                          __________      ________
  Balance at March 31                                     $  156,719      $138,603
                                                          ==========      ========
SURPLUS
  Balance at January 1                                    $  603,732      $509,464
   Issuance of common shares for preferred
    stock dividend                                               799           759
   Issuance of common shares and common treasury
    shares for stock options and stock awards                    284           (6)
   Issuance of common shares purchased by
    Midlantic's 401(k) plan                                      165            --
                                                          __________      ________
  Balance at March 31                                     $  604,980      $510,217
                                                          ==========      ========
RETAINED EARNINGS
  Balance at January 1                                    $  312,310      $145,578
   Net income                                                 45,825        23,495
   Issuance of common shares for preferred
    stock dividend                                              (906)         (906)
                                                          __________      ________
  Balance at March 31                                     $  357,229      $168,167
                                                          ==========      ========
NET UNREALIZED HOLDING GAINS (LOSSES)
 ON AVAILABLE FOR SALE SECURITIES
   Cumulative effect of adoption of change
    in accounting for investment securities               $    1,859      $     --
   Change in unrealized holding gains                         (3,700)           --
                                                          __________      ________
  Balance at March 31                                     $   (1,841)     $     --
                                                          ==========      ========
TREASURY STOCK
  Balance at January 1                                    $       --      $    (23)
  Addition of 2,042 common shares in 1994
   and 1,368 common shares in 1993                               (56)          (27)
  Issuance of 2,042 common treasury shares
   in 1994 and 1,057 common treasury shares in
   1993 for stock options and stock awards                        56            26
                                                          __________      ________
  Balance at March 31                                     $       --      $    (24)
                                                          ==========      ========
      7 2of2

TOTAL SHAREHOLDERS' EQUITY
  Balance at January 1                                    $1,122,564      $843,462
  Net changes during period                                   44,523        23,501
                                                          __________      ________
  Balance at March 31                                     $1,167,087      $866,963
                                                          ==========      ========

                  Midlantic Corporation and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATIONS - Certain captions in the financial statements presented for prior periods have been reclassified to conform with the 1994 presentation.

ASSETS HELD FOR ACCELERATED DISPOSITION - Assets held for accelerated disposition (included in other assets), which are carried at fair value less the estimated cost of disposing of the properties ("net realizable value"), amounted to $174.8 million at March 31, 1994. During the first quarter of 1994, the Corporation transferred loans and other real estate owned ("OREO") with a book value of $43.6 million ($30.6 million after related charge-offs) to assets held for accelerated disposition and resolved $12.3 million. During April 1994, a portfolio of assets was sold and certain loans and OREO, not previously identified for sale, were transferred to assets held for accelerated disposition. In the first quarter of 1993, Midlantic transferred loans and OREO with a book value of $244.0 million to assets held for accelerated disposition. These assets, which at March 31, 1993 had a net realizable value of $165.3 million, were subsequently sold in 1993.

PREFERRED STOCK - On April 13, 1994, the Board of Directors of MC declared a cash dividend on MC's Term Adjustable Rate Cumulative Preferred Stock - Series A (the "Preferred Stock") of $906 thousand, representing full payment of the first quarter 1994 dividend requirement, payable in the second quarter of 1994. Pursuant to an agreement between Midlantic and the holder of the Preferred Stock, Midlantic, at its discretion, may pay dividends in cash or in shares of common stock or in any combination thereof, so long as any such issuance would not result in the holder of the Preferred Stock being the beneficial owner of more than 4.99 percent of the outstanding shares of Midlantic's common stock.

FINANCIAL INSTRUMENTS - The following table summarizes Midlantic's significant 0ff-balance sheet financial instruments at March 31, 1994 and December 31, 1993:

                                                              MARCH 31    December 31
(In thousands)                                                    1994           1993
                                                            __________     __________
Unused commitments to extend credit                         $2,751,549     $2,691,026
Financial standby letters of credit and
  similar arrangements                                         124,077        128,230
Performance standby letters of credit and
  similar arrangements                                         169,033        174,291
Commercial letters of credit and other short-term
  trade-related contingencies                                   55,773         48,993
Notional amount of interest rate swaps
  Agreements to receive a fixed rate of interest             3,358,783      3,369,117
  Agreements to pay a fixed rate of interest                   898,500        898,500
  Agreements to receive and pay a variable
   rate of interest                                            200,000             --
Foreign exchange contracts                                      61,381         58,714
Forward interest rate swap agreements                          300,000        300,000
                                                            ==========     ==========

STATEMENT OF CASH FLOWS - Cash paid during the first three months of 1994 and 1993 for interest on deposits, short-term borrowings and long-term debt amounted to $67.8 million and $95.9 million, respectively. Net cash paid for federal and state income taxes during the first three months of 1994 was $97.5 million and net cash received for income taxes during the first quarter of 1993 amounted to $86.7 million.

During the first three months of 1994 and 1993, $5.5 million and $53.3 million, respectively, of loans, net of charge-offs, were transferred into OREO. The transfer of loans into OREO and the transfer of loans and OREO to assets held for accelerated disposition constituted non-cash transactions and, accordingly, are not reflected in the statement of cash flows.


POSTEMPLOYMENT BENEFITS - In the first quarter of 1994, Midlantic adopted Statement of Financial Accounting Standards ("FAS") No. 112 "Employers' Accounting for Postemployment Benefits" as a cumulative effect of a change in accounting principle. The cumulative effect of this change in accounting principle reduced first quarter 1994 net income by $7.5 million or $.14 per fully-diluted common share (net of income taxes). FAS No. 112 requires accrual accounting for postemployment benefits (benefits such as severance and disability payments to former or inactive employees after employment but before retirement) under the following circumstances: if the employees' rights to those benefits are attributable to services already rendered and the rights to those benefits accumulate or vest and if payment of the benefits is probable and the amount of the benefits can be reasonably estimated. If the four criteria mentioned cannot be met, the employer should accrue an obligation for these benefits when payment is both probable and estimable. Prior to the adoption of FAS No. 112, Midlantic accounted for postemployment benefits on a pay-as-you-go basis.

ACCOUNTING FOR INVESTMENTS IN DEBT AND EQUITY SECURITIES - As of January 1, 1994, Midlantic adopted FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which establishes the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. In accordance with FAS No. 115, those investments are classified and accounted for in three categories: (1) held to maturity securities, which are reported at amortized cost; (2) trading securities, which are reported at fair value with unrealized gains and losses included in earnings (which is consistent with Midlantic's prior accounting policy for such securities); and (3) available-for-sale securities, which are reported at fair value with unrealized gains and losses reported as a separate component of shareholders' equity and excluded from earnings. Data for periods prior to January 1, 1994 have not been restated.

Net unrealized holding losses on available-for-sale securities were $1.8 million at March 31, 1994, compared to a $1.9 million gain which was recorded on January 1, 1994 when FAS No. 115 was adopted, and were included as a component of shareholders' equity.

The investment securities portfolio at March 31, 1994 was comprised of the following:

(In thousands)                                             MARCH 31, 1994
                                                               __________
Securities held to maturity                                    $1,589,810
Securities available for sale                                     792,118
Trading securities                                                 32,481
                                                               __________
Total investment securities                                    $2,414,409
                                                               ==========

The following table presents the maturity distribution for available-for-sale and held-to-maturity securities at March 31, 1994:

                            AVAILABLE-FOR-SALE              HELD-TO-MATURITY
                           ____________________        _______________________
                          AMORTIZED        FAIR         AMORTIZED         FAIR
(In thousands)                 COST       VALUE              COST        VALUE
                           ________    ________        __________   __________
0-1 years                  $524,923    $523,686        $    5,922   $    5,979
1-5 years                   209,002     208,031           626,556      624,716
5-10 years                       --          --           832,273      838,671
10 + years                   35,091      32,520           125,059      115,661
No maturity                  26,289      27,881                --           --
                           ________    ________        __________   __________
                           $795,305    $792,118        $1,589,810   $1,585,027
                           ========    ========        ==========   ==========

For a breakout of realized and unrealized gains/losses on investment securities, see Table V "Investment Securities - Carrying and Fair Values and Gross Unrealized Gains and Losses" and Table VI "Investment Securities - Gross Realized Gains and Losses" on page 35.

INCOME TAXES - In the first quarter of 1993, the Corporation adopted FAS No. 109 "Accounting for Income Taxes" as a cumulative effect of a change in accounting principle. The cumulative effect of this change in accounting principle increased first quarter 1993 net income by $39.0 million or $.83 per fully diluted common share. FAS No. 109 requires a change from the "deferred tax method", utilized prior to 1993, to a comprehensive tax allocation using the "liability method" of accounting for income taxes. Under the liability method, deferred income taxes are provided for temporary differences based upon the expected tax rates in the years that payment or receipt of such taxes is expected, and adjustment of the deferred tax asset or liability is required to reflect subsequent changes in income tax rates. The establishment of a valuation allowance is required for that portion of a deferred tax asset for which a tax benefit is not expected to be realized. As of March 31, 1994, the Corporation had approximately $84 million of FAS No. 109 valuation reserves which represent currently unrecognized federal and state income tax benefits.

Midlantic recorded an income tax expense of $2.3 million and a benefit of $13.0 million in the first quarters of 1994 and 1993, respectively. The income tax benefit is exclusive of the cumulative effect of Midlantic's adoption of FAS No. 109. The tax expense recorded for the first quarter of 1994 was comprised of a tax benefit of $23 million related to a reduction in the FAS No. 109 tax valuation reserve less $25 million of federal and state income tax expenses on first quarter operating earnings. The valuation reserve adjustments are the result of Midlantic's assessment of the realization of its deferred tax asset based upon estimated future profitability.

POSTRETIREMENT BENEFIT EXPENSES
In the first quarter of 1993, the Corporation adopted FAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" which requires that the projected future cost of providing postretirement health care and other benefits be recognized on an accrual basis during the periods employees provide services to earn those benefits. The transition obligation, which is the unfunded and unrecognized accumulated postretirement benefit obligation for all plan participants at the time of adoption, is amortized by the Corporation (at its election) on a straight-line basis over a period of 20 years, beginning in 1993 and is included as a component of net periodic postretirement cost. The effect of the change in accounting for postretirement benefits from a cash basis to an accrual basis did not significantly impact the Corporation's earnings.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT - In May, 1993, the Financial Accounting Standards Board ("FASB") issued FAS No. 114 "Accounting by Creditors for Impairment of a Loan" which is effective for fiscal years beginning after December 15, 1994. Under FAS No. 114 an impaired loan is defined as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. FAS No. 114 requires that impaired loans be measured based upon either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Midlantic has not determined the effect of adoption and, at this time, does not plan to elect early adoption.






























      12 1of2
MIDLANTIC CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
Midlantic Corporation and Subsidiaries ("Midlantic" or the "Corporation") reported net income for the three months ended March 31, 1994 of $45.8 million or $.83 per fully diluted common share as compared to net income of $23.5 million, or $.48 per fully diluted common share for the corresponding period of 1993.

Income before taxes, credit provisions and certain nonrecurring gains or charges ("operating margin") amounted to $65.4 million in the first quarter of 1994, nearly sixty percent over the level recorded in the first quarter of 1993. The increase in operating margin reflects an increase in net interest income due to declining funding costs as well as higher loan yields resulting from lower levels of nonaccruing loans and growth in the Corporation's consumer loan portfolio. In addition, operating expenses were lower primarily due to reduced FDIC assessment charges and loan workout costs as well as Midlantic's continued commitment to expense management.

The following table summarizes Midlantic's results of operations for the three months ended March 31, 1994 and 1993:

MAJOR COMPONENTS OF THE RESULTS OF OPERATIONS
(In thousands)
                                                           THREE MONTHS ENDED
                                                                MARCH 31
                                                        1994               1993
                                                    ________           ________
INCOME BEFORE CREDIT PROVISIONS, NONRECURRING
ITEMS, INCOME TAXES AND THE CUMULATIVE EFFECT
OF CHANGES IN ACCOUNTING PRINCIPLE
Net interest income                                 $135,374           $118,183
Noninterest income                                    47,989             47,645
Noninterest expenses
 Salaries and benefits                                56,214             54,322
 OREO expenses, net (excluding OREO provision)           669              1,410
 Other                                                61,123             68,241
                                                    ________           ________
OPERATING MARGIN                                      65,357             41,855
                                                    ________           ________
ADDITIONS
  Investment securities gains                          1,263              4,851
DEDUCTIONS
  Provision for loan losses                            7,499             20,000
  Provision for OREO*                                  3,500             55,199
                                                    ________           ________
Income (loss) before income taxes and cumulative
  effect of changes in accounting principle           55,621            (28,493)
Income tax expense (benefit)                           2,268            (13,026)
                                                    ________           ________
Income (loss) before cumulative effect
  of changes in accounting principle                  53,353            (15,467)
Cumulative effect of changes in
  accounting principle                                (7,528)            38,962
                                                    ________           ________
NET INCOME                                          $ 45,825           $ 23,495
                                                    ========           ========
      12 2of2

* Results of operations for the three months ended March 31, 1993 include a $34 million special provision for OREO that was identified for accelerated disposition.

RECENT ACTIVITIES OF THE CORPORATION

Following Midlantic's recent significant improvements in financial condition and performance, asset quality and capital ratios, the Federal Reserve Bank of New York ("FRB") and the Office of the Comptroller of the Currency ("OCC") in March 1994, terminated the written agreements under which the Corporation and its lead bank, Midlantic National Bank ("MNB") operated. In addition, in April 1994, the Board of Directors approved a cash dividend on Midlantic's common stock, to be paid in the second quarter, of $.10 per share, the first dividend paid to common shareholders since the third quarter of 1990.

On April 21, 1994, the Corporation filed an application with the OCC to merge Continental Bank ("CB") into MNB. Upon completion of this proposed merger, the merged bank will be renamed Midlantic Bank, N.A.. Pending regulatory approval, it is anticipated that this merger will be completed by the end of 1994.

During 1993, the Corporation completed a bulk sales program, initiated early in the year, of distressed real estate assets with a book value of $293.6 million. The assets sold were predominantly commercial real estate loans and other real estate owned ("OREO") properties in New Jersey, Pennsylvania and Florida. In December 1993, the Corporation determined to proceed with a second major bulk sales program involving loans and OREO with an aggregate book value, before charge-offs, that totalled approximately $335 million at March 31, 1994. The assets for sale, which have been reclassified in the Corporation's balance sheet to other assets as "assets held for accelerated disposition," predominantly represent real estate development loans and holdings of land in New Jersey and Pennsylvania. By the end of April 1994, Midlantic resolved or sold approximately 20 percent of these assets. Disposition of the balance of assets held for accelerated disposition, anticipated to be completed during the remainder of 1994, is subject to satisfaction of various conditions including customary closing conditions and in some cases successful negotiation of terms and execution of definitive agreements. No assurance can be given that the disposition of these assets will be consummated or that, if consummated, all of the assets presently anticipated to be included in such bulk sales will be sold. At March 31, 1994, assets held for accelerated disposition, which are carried at fair value less the estimated cost of disposing of the properties ("net realizable value"), amounted to $174.8 million. In April 1994, the Corporation added certain loans and OREO, not previously identified for sale, to assets held for accelerated disposition.

During the third quarter of 1993 the Corporation announced its Business Value Banking sm program for the purpose of providing banking services to small businesses in Midlantic's market area. In conjunction with the program, the Corporation also announced a $1 billion lending initiative to small and medium-sized commercial businesses. A major marketing program has recently commenced to communicate Midlantic's commitment to build a greater presence in its business market.

In the second quarter of 1993, the Corporation bolstered its capital base through the issuance, in a public offering, of 5.75 million shares of common stock for net proceeds of $107.1 million.

RESULTS OF OPERATIONS
FIRST QUARTER 1994 VS FIRST QUARTER 1993

NET INTEREST INCOME
Net interest income ("NII") for the first quarter of 1994 exceeded that of the first quarter of 1993 by $17.2 million or 14.5 percent.

NET INTEREST INCOME/NET INTEREST MARGIN
(Dollars in thousands)
                                                          THREE MONTHS ENDED
                                                               MARCH 31
                                                                             Increase
                                                   1994           1993      (Decrease)
                                               ________       ________        _______
Net interest income                            $135,374       $118,183        $17,191
Net interest margin*                               4.42%          3.76%           .66%
                                               ========       ========        =======

* Net interest income (not on a tax-equivalent basis) as a percent of those average assets which generate contractual interest receivables.

NII for the first quarter of 1994 as compared with the first quarter of 1993 was primarily affected by declining funding costs relative to asset yields. Lower levels of nonaccrual assets moderated the unfavorable affect of a decline in interest-earning assets on NII.

Average interest-earning assets declined $326.1 million for the three months ended March 31, 1994 when compared with average interest-earning assets for the corresponding period of 1993. This primarily reflected a contraction in average loans of $438.3 million. Loans sold in bulk sales or identified for accelerated disposition and charge offs were partly responsible for the decrease in loans in the first quarter of 1994. On average, consumer loans were $666.1 million or 40.4 percent higher than in the first quarter of 1993. However, commercial loans fell by $409.4 million or 12.3 percent when comparing average balances for the first quarters of 1994 and 1993. Excluding real estate loans, which continue to decline as older credits runoff, loan growth during the first quarter of 1994 was stronger than in recent quarterly periods. Commercial loans and consumer loans increased in the aggregate by $190.7 million or 3.6 percent from the balance at December 31, 1993.

The small net decline in average interest-earning assets reflects a lower level of interest-bearing funding. There is evidence that the decrease in interest-bearing deposits may be partially a result of an industry-wide movement of depositors' funds to non-deposit instruments.

AVERAGE BALANCES
(In millions)
                                                             THREE MONTHS ENDED
                                                                  MARCH 31
                                                                              Increase
                                                      1994           1993    (Decrease)
                                                   _______        _______        _____
Average interest-earning
 assets                                            $12,422        $12,748        $(326)
Average interest-bearing
 sources of funds                                    9,775         10,472         (697)
Average noninterest-bearing
  sources of funds*                                  2,647          2,276          371
                                                   =======        =======        =====

* Primarily comprised of noninterest-bearing demand deposits.

The net interest margin in the first quarter of 1994 was 66 basis points higher than in the corresponding period of 1993. The increase in net interest margin reflected a 65 basis points decline in the rate paid on total sources of funds (particularly retail deposits) and a 1 basis point increase in the yield on interest-earning assets.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $7.5 million for the first quarter of 1994 and $20.0 million for the first quarter of 1993. Based upon Midlantic's methodology for establishing an allowance for loan losses as discussed under the "Asset Quality" and "Allowance for Loan Losses" sections of this report, Midlantic concluded that its allowance for loan losses, after giving effect to the 1994 loan loss provision, was adequate at March 31, 1994 to absorb estimated losses in its credit portfolios.

NONINTEREST INCOME

NONINTEREST INCOME
(In thousands)

                                                                               Increase
THREE MONTHS ENDED MARCH 31                              1994        1993     (Decrease)
                                                      _______     _______       _______
Trust income                                          $ 9,782     $10,233       $  (451)
Service charges on deposit accounts                    18,946      18,278           668
Investment securities gains                             1,263       4,851        (3,588)
Income earned on factoring receivables                  3,640       3,677           (37)
Miscellaneous                                          15,621      15,457           164
                                                      _______     _______       _______
  TOTAL NONINTEREST INCOME                            $49,252     $52,496       $(3,244)
                                                      =======     =======       =======

Trust fees were unfavorably affected by the termination of a small number of employee benefit accounts, but benefitted from a higher level of investment advisory fees from the "Compass Capital Group", Midlantic's proprietary mutual fund group and fees generated from "Enhanced Asset Management", a financial tool that matches asset allocation to the trust or investment client's risk and return objectives.

Service charge income grew by $668 thousand or 3.7 percent for the first quarter of 1994. The repricing of services contributed to higher income levels.

Net investment securities gains amounted to $1.3 million for the three months ended March 31, 1994 compared with net gains of $4.9 million during the first quarter of 1993. Gains in 1994 were realized primarily from the sale of nearly $150 million of U.S. Treasury securities in the Corporation's available for sale investment portfolio. Gains in 1993 were realized from the sale of $562 million of U.S. Treasury securities that were previously identified for sale.

NONINTEREST EXPENSES

NONINTEREST EXPENSES
(In thousands)
                                                                                Increase
THREE MONTHS ENDED MARCH 31                              1994          1993    (Decrease)
                                                     ________      ________     ________
Salaries and benefits                                $ 56,214      $ 54,322     $  1,892
Net occupancy                                          12,235        11,299          936
Equipment rental and expense                            6,925         7,927       (1,002)
Other real estate owned, net                            4,169        56,609      (52,440)
FDIC assessment charges                                 7,194         9,224       (2,030)
Legal and professional fees                             9,875        11,413       (1,538)
Miscellaneous                                          24,894        28,378       (3,484)
                                                     ________      ________     ________
  TOTAL NONINTEREST EXPENSES                         $121,506      $179,172     $(57,666)
                                                     ========      ========     ========

Salaries and benefits expense increased $1.9 million or 3.5 percent for the three months ended March 31, 1994. The increase in salaries and benefits expense primarily reflected expenses incurred for Midlantic's "401(k)" employee savings plan which was established during the third quarter of 1993 and other employee incentive plans, partially offset by an approximate 8 percent decline in the number of full-time equivalent employees.

In regard to net occupancy and equipment related expenses, higher repairs and maintenance expenses, due largely to heavier than normal snow and ice removal costs, were more than offset by the renegotiation of equipment rental contracts and a decline in depreciation.

Expenses associated with OREO declined $52.4 million for the first quarter of 1994 when compared with the corresponding period of 1993. Included in the first quarter 1994 and 1993 expenses were charges of $3.5 million and $21.1 million, respectively, which adjusted the carrying value of certain OREO properties to approximate net realizable value. The $17.7 million or 83.5 percent decline in such adjustments is due to lower levels of OREO holdings and to an apparent price stabilization in many real estate markets as reflected by appraisals received on OREO properties. In the first quarter of 1993, $34.0 million was also provided against those OREO properties that were transferred to "assets held for accelerated disposition" and subsequently sold later in the year. Such special provision represented the adjustment to carrying values necessary in the Corporation's judgment to reflect the net realizable value of those assets when liquidated in an accelerated manner in bulk sales transactions. OREO expenses in both 1994 and 1993 also included operating costs, net of rental income for OREO properties and net gains or losses on the sale of OREO.

The Federal Deposit Insurance Corporation ("FDIC") assessment decreased by $2.0 million or 22.0 percent for the three months ended March 31, 1994, as a result of a decline in the premium paid by Midlantic's bank subsidiaries. The level of expenses in the first quarter of 1993 had increased following imposition of a new risk-based assessment system which was adopted by the FDIC as of January 1, 1993. The assessment fees on Midlantic's bank subsidiaries were reduced later in 1993 and again as of January 1, 1994.

The decline in legal and professional fees of $1.5 million or 13.5 percent for the first quarter of 1994, was primarily due to a reduction in loan workout expenses primarily reflecting the Corporation's lower level of problem assets.

Miscellaneous expenses decreased $3.5 million or 12.3 percent in the first quarter of 1994 compared to the first quarter of the previous year. Expense levels were generally lower than those of last year reflecting the Corporation's continued dedication to expense management.


INCOME TAXES

ADOPTION OF FAS NO. 109
In the first quarter of 1993, Midlantic adopted Financial Accounting Standards ("FAS") No. 109. FAS No. 109 requires a shift from the "deferred tax method", formerly utilized, to the "liability method" of accounting for income taxes and the establishment, when required, of a valuation allowance for deferred tax assets. Midlantic adopted FAS No. 109 by recognizing the effect of adoption as a cumulative change in accounting principle. The adoption of FAS No. 109 provided the Corporation with an income credit, realized in the first quarter of 1993, of $39.0 million or $.83 per fully diluted common share. As of March 31, 1994, the Corporation had approximately $84 million of FAS No. 109 valuation reserves, which represent currently unrecognized federal and state income tax benefits.


GENERAL
Midlantic recorded an income tax expense of $2.3 million in the first quarter of 1994 and a tax benefit of $13.0 million in the first quarter 1993. The tax expense recorded for the first quarter of 1994 was comprised of a tax benefit of $23 million related to a reduction in the FAS No. 109 tax valuation reserve and $25 million of federal and state income tax expenses on first quarter operating earnings. The tax benefit for the first quarter of 1993 was related to a reduction in the FAS No. 109 tax valuation reserve. The valuation reserve adjustments are the result of Midlantic's assessment of the realization of its deferred tax asset based upon estimated future profitability.

POSTEMPLOYMENT BENEFIT EXPENSES
In the first quarter of 1994, Midlantic adopted FAS No. 112 "Employers' Accounting for Postemployment Benefits" as a cumulative effect of a change in accounting principle amounting to a charge of $7.5 million, net of income taxes, or $.14 per fully diluted common share. FAS No. 112 requires accrual accounting for certain postemployment benefits (benefits such as disability and health coverage to former or inactive employees after employment but before retirement) under the following circumstances: if the employees' rights to those benefits are attributable to services already rendered, the rights to those benefits accumulate or vest, and if payment of the benefits is probable and the amount of the benefits can be reasonably estimated. If the four criteria mentioned cannot be met, the employer should accrue an obligation for these benefits when payment is both probable and estimable. Midlantic previously accounted for postemployment benefits on a pay-as-you-go basis.


POSTRETIREMENT BENEFIT EXPENSES
In the first quarter of 1993, the Corporation adopted FAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" which requires that the projected future cost of providing postretirement health care and other benefits be recognized on an accrual basis during the periods employees provide services to earn those benefits. The transition obligation, which is the unfunded and unrecognized accumulated postretirement benefit obligation for all plan participants at the time of adoption, is amortized by the Corporation (at its election) on a straight-line basis over a period of 20 years, beginning in 1993 and is included as a component of net periodic postretirement cost. The effect of the change in accounting for postretirement benefits from a cash basis to an accrual basis did not significantly impact the Corporation's earnings.

FINANCIAL CONDITION
MARCH 31, 1994 VS. DECEMBER 31, 1993

ASSET QUALITY
Midlantic has made significant progress in improving asset quality in recent years as nonaccrual loans and OREO were reduced from the peak levels experienced in 1991, amounting to over 12 percent of loans and OREO outstanding at that time, to less than 5 percent at the end of 1993 (excluding assets held for accelerated disposition which are carried at net realizable value).
Further improvement is expected but, with a much smaller level of nonaccruing and OREO assets, management expects that the rate of improvement will likely be somewhat less rapid than in the preceding two years. As of March 31, 1994, nonaccrual loans and OREO assets totalled $374.5 million or 4.4 percent of loans and OREO outstanding compared to $398.0 million or 4.7 percent at the end of 1993.

Changes in nonaccrual loan totals are summarized in Table XV. At March 31, 1994, nonaccrual loans were primarily comprised of commercial and financial (50.4 percent of the total), long-term commercial mortgages (21.1 percent of the total) and construction and development loans (15.9 percent of the total). The relationship of each of these categories of nonaccrual loans to its respective loan portfolio was 4.2 percent commercial and financial; 3.3 percent long-term commercial mortgage; and 5.1 percent construction and development.

Construction and development loans and long-term commercial mortgage loans ("commercial real estate loans") that were nonaccrual at quarter-end 1994 collectively amounted to $93.9 million, of which 27.4 percent comprised industrial/warehouse, 18.0 percent land, 15.3 percent residential properties, and 9.0 percent office buildings. Total commercial real estate loans declined significantly during the past twelve months as indicated in the following table:

COMMERCIAL REAL ESTATE LOANS
(In millions)
                                                  MARCH 31     Dec. 31    March 31
FOR THE QUARTER ENDED                                 1994        1993        1993
                                                    ______      ______      ______
Long-term commercial mortgage loans                 $1,631      $1,665       1,839
Construction and development loans                     789         834       1,227
                                                    ______      ______      ______
Total commercial real
  estate loans                                      $2,420      $2,499      $3,066
                                                    ======      ======      ======

The decline in total commercial real estate loans was primarily due to principal paydowns, the transfer of loans to OREO, loan charge-offs and loans sold in bulk sales or identified for possible bulk sale. In anticipation of possible bulk sales, during the fourth quarter of 1993 and the first quarter of 1994, the Corporation transferred commercial real estate loans with an aggregate book value of approximately $260 million to other assets as "assets held for accelerated disposition." Management's intention is to further reduce construction and development loan exposure through sales and paydowns.

The level of commercial nonaccrual loans, which increased $13.2 million since December 31, 1993, reflects the continued impact of a relatively weak business recovery in Midlantic's core market area.

Future levels of nonaccrual loans will continue to be dependent upon the economy. Stronger than expected economic growth would tend to result in reductions in nonaccrual loans while a deterioration in economic conditions would tend to have the opposite effect.

It is not possible to precisely predict the extent of losses which may ultimately be incurred from Midlantic's remaining nonaccrual loans at the end of the first quarter of 1994. Such loans are often partially or fully secured and since the total is much lower than the comparable totals of a year ago, the relative aggregate risk of loss to the Corporation has been reduced.

Midlantic has restructured certain loans in accordance with the requirements of FAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" in instances where a determination was made that greater economic value would be realized under new terms than through foreclosure, liquidation or other disposition. When restructured loans can demonstrate performance (as generally evidenced by six months of pre- or post-restructuring payment performance in accordance with the restructured terms, or by the presence of other significant factors) such loans are classified by the Corporation as "renegotiated loans" and accrual of interest resumes. Prior to demonstrating performance, restructured loans are classified as nonaccrual. Renegotiated loans amounted to $165.5 million at March 31, 1994 compared with $172.1 million at year-end 1993 (see Table XIII). The average current yield recognized as interest on accruing renegotiated loans is 6.42 percent. The effective interest rate as calculated under FAS No. 15 on these renegotiated loans is 7.33 percent. In those cases in which average current yield differs from the effective yield, Midlantic's management has elected to recognize income prospectively on the more conservative average current yield basis until certain contingencies are met.

OREO (in-substance foreclosures and acquired OREO properties) amounted to $121.0 million at March 31, 1994, down $11.7 million or 8.8 percent from the December 31, 1993 level of $132.7 million. At March 31, 1994, in-substance foreclosures amounted to $33.5 million and acquired OREO properties were $87.5 million as compared with levels of $35.4 million and $97.2 million, respectively, at December 31, 1993. The decline in total OREO since December 31, 1993 primarily reflected OREO properties sold of $13.1 million, writedowns of $3.5 million and additions to OREO totalling $5.7 million (see Table XVIII).

Accruing loans past due ninety days or more as to interest or principal payments amounted to $20.9 million and $36.2 million at March 31, 1994 and December 31, 1993, respectively.

As of the end of the first quarter of 1994, Midlantic had identified an additional $54.0 million of currently performing loans outstanding for which there is serious doubt as to whether the borrowers will be able to fully comply with the present repayment terms of the loans.

Midlantic originated or participated in highly leveraged transactions ("HLTs"), which represent loans for the buyout, acquisition or recapitalization of an existing business resulting in a significant increase in the leverage of the borrower. Based upon the bank regulators' February 1992 revised supervisory definition, 20 HLTs in the amount of $177.7 million were outstanding at March 31, 1994 and Midlantic is committed to lend an additional $97.9 million primarily to these HLT borrowers. At December 31, 1993, Midlantic had 22 reportable HLT outstandings amounting to $198.9 million and unfunded commitments to HLT borrowers of $107.6 million. Midlantic's entire HLT exposure is comprised of senior debt. HLTs comprised 2.1 percent of total loans at March 31, 1994 and their contribution to total revenue was modest.

The Corporation's foreign outstandings (principally money market assets) at March 31, 1994, all of which were dollar denominated, amounted to $680.6 million or 5.0 percent of total consolidated assets as compared with $637.9 million or 4.6 percent at year-end, 1993. The majority of foreign outstandings are short-term money market investments with domestic subsidiaries of foreign banks. At March 31, 1994, foreign outstandings to individual countries exceeding .75 percent of total assets, were France, Canada and Germany (amounting to 1.3 percent, .9 percent and .8 percent, respectively, of total assets). At December 31, 1993, foreign outstandings to France, Japan and Switzerland amounted to 1.1 percent, .9 percent and .9 percent of total assets, respectively. Substantially all of these outstandings were with banks.


ALLOWANCE FOR LOAN LOSSES
Midlantic considers various factors in determining the appropriate level of the allowance for loan losses, including an assessment of the financial condition of individual borrowers, a determination of the value and adequacy of underlying collateral (based on appraisals, where appropriate or required), the composition and balance of the credit portfolio, a review of historical loss experience and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories and criticized loans. Such factors as the condition of the national and regional economies and the level and trend of interest rates are also considered. Additions to the allowance are made through provisions charged against current operations and through any recoveries on loans previously charged off. Midlantic's allowance for loan losses amounted to 4.56 percent and 4.74 percent of total loans, net of unearned income, at March 31, 1994 and December 31, 1993, respectively. The decline in this ratio reflects the decrease in nonaccrual loans and the related allowances allocated to those nonaccrual loans. At both March 31, 1994 and December 31, 1993, the ratio of the allowance for loan losses to nonaccrual loans amounted to approximately 150 percent.

As part of its process for assessing asset quality and the allowance for loan losses, Midlantic refers to third party sources for data concerning economic trends. This information indicates that the economies of Midlantic's primary real estate lending markets have been adversely affected by overall corporate downsizing, increasing unemployment, declining real estate values, diminishing consumer confidence levels and relatively high debt levels. While certain markets began to show signs of improvement or stabilization since late 1992, this followed two years (1990 and 1991) of significant deterioration in the value and marketability of all real estate types.

In connection with the bulk sale or designation for possible bulk sale of distressed real estate loans, during 1993, the Corporation charged-off a net $181.9 million of loans. During the first three months of 1994 a net $7.9 million was charged-off on loans designated during this period as held for accelerated disposition.

Midlantic's net charge-offs of $12.9 million for the first three months of 1994 compared with $28.9 million for the corresponding period of 1993 (which does not include the above-mentioned charge-offs on loans sold in bulk sales transactions or loans identified for possible bulk sale). Net charge-offs as a percent of average loans, on an annualized basis, amounted to .63 percent, as compared with 1.35 percent for the first three months of 1993 and 1.95 percent for the year ended December 31, 1993. Net charge-offs in 1994 principally reflected net losses incurred on commercial and financial loans ($5.1 million), commercial real estate loans ($4.1 million) and loans to individuals ($3.3 million).

As part of its process to assess credit quality, Midlantic utilizes its risk rating system to analyze its loans. The risk rating system monitors the risk trends in Midlantic's loan portfolio and assists in establishing an adequate allowance for loan losses. The rating system assigns a separate numerical rating to each credit based upon an assessment of the degree of risk inherent in each loan. Regular audits and reviews test the risk ratings, the integrity of the loan management information system and the adherence to credit policies and procedures. Reviews are also conducted to test portfolio, industry and borrower risk trends.

Midlantic considers its allowance for loan losses to be adequate based upon the size and risk characteristics of the credit portfolio outstanding at March 31, 1994, including the uncertainties that prevail in the economy, most notably in the real estate market. If economic conditions were to deteriorate significantly, future provisions for loan losses could increase above the level taken in the first quarter of 1994 in order to maintain an adequate allowance for loan losses.


INVESTMENT SECURITIES
In the first quarter of 1994, Midlantic adopted FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". FAS No. 115 established the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Under the provisions of FAS No. 115, those investments have been classified into three categories: (1) held to maturity securities which the Corporation has both the positive intent and ability to hold until maturity are reported at amortized/accreted cost; (2) trading securities, which are purchased and held principally for the purpose of selling in the near-term, are reported at fair value with unrealized gains and losses included in earnings, (which is consistent with Midlantic's prior accounting policy for such securities); and
(3) available for sale securities ("AFS securities"), which do not meet the criteria of the other two categories, are reported at fair value with unrealized gains or losses, net of applicable income taxes, reported as "net unrealized holding gains (losses) on available for sale securities, net of taxes," a separate category of shareholders' equity.

At March 31, 1994, investment securities totalled $2.4 billion (based upon the provisions of FAS No. 115), virtually unchanged from the $2.5 billion recorded at December 31, 1993. The investment securities portfolio at March 31, 1994 included $1.6 billion of held to maturity securities, $792.1 million of AFS securities and $32.5 million of trading account securities. On March 31, 1994, Midlantic recorded as a component of shareholders' equity, an unrealized holding loss on AFS securities of $1.8 million, compared to a $1.9 million gain recorded at the beginning of the year, when FAS No. 115 was adopted.
Increasing interest rates, particularly on U.S. government securities, resulted in the unrealized holding loss.

Net unrealized depreciation on Midlantic's held to maturity portfolio amounted to $4.8 million at March 31, 1994, which was comprised of gross unrealized losses of $11.4 million and gross unrealized gains of $6.6 million (see Table
V). At December 31, 1993, the Corporation had net unrealized appreciation of $12.4 million on its total investment securities portfolio, which was comprised of gross unrealized gains of $13.9 million and gross unrealized losses of $1.5 million.

At quarter-end 1994, the available for sale portfolio consisted of $731.5 million of U.S. Treasury obligations with a remaining maturity of approximately 1.0 years and debt, equity and state and municipal securities totalling $60.6 million. The held to maturity portfolio, which had an average maturity of 3.8 years at March 31, 1994, is comprised of $1.0 billion of federal agency mortgage-backed securities (with a weighted average maturity of approximately six years) and $577.0 million of shorter-term U.S. Treasury securities. The average maturity of the investment portfolio outstanding on December 31, 1993 amounted to approximately 3 years.

MONEY MARKET INVESTMENTS
The Corporation presently invests a sizable portion of its available funds in short-term money market investments, including federal funds sold, term federal funds sold, interest-bearing deposits in other banks, repurchase agreements and commercial paper. At March 31, 1994, money market investments totalled $1.5 billion or 12.3 percent of total interest-earning assets compared with $1.8 billion or 14.1 percent of interest-earning assets at year-end 1993. Midlantic anticipates that over time a portion of these liquid assets will be utilized to fund loan demand.

INTEREST SENSITIVITY MANAGEMENT
Interest rate risk refers to the periodic and cumulative exposure from changes in interest rates on earnings and capital. While Midlantic, like any financial intermediary, will typically incur some amount of interest rate risk in the normal course of providing services to its borrowing customers and depositors, the Corporation's policy is to protect its earnings and capital from undue exposure to volatile interest rates. Midlantic's Asset-Liability Committee ("ALCO") assesses the degree of this risk by simulating the Corporation's earnings under alternative balance sheet structures and under a variety of interest rate scenarios, with the actual amount of such risk typically maintained at a manageable percentage of core net interest income and capital.

Earnings exposure to interest rates arises from a variety of factors, a primary source being any mismatches in the maturity and repricing distribution of the Corporation's assets and liabilities. For example, at any point in time, if more of the Corporation's outstanding assets are scheduled to mature or to reprice earlier than its liabilities, the Corporation's earnings may be vulnerable to a decline in the general level of interest rates because in this circumstance the Corporation's asset yields would decline sooner than its funding costs. Conversely, if more of the Corporation's liabilities reprice or mature earlier than its assets, earnings may be exposed to an increase in the general level of interest rates since funding costs would tend to rise before asset yields. This type of risk is approximately illustrated in the "static gap" model which expresses the assets and liabilities due to mature, to be repriced, or assumed to be repriced in various time intervals. Within one year of March 31, 1994, Midlantic had approximately $545 million more liabilities maturing or repricing than assets. This March 31, 1994 gap indicated a possible decline in NII if interest rates increase immediately.

The calculated amount of prospective NII at risk to interest rate changes within one year is estimated to be about 3 percent (assuming interest rate volatility is similar to that experienced during the past several years) and in line with the Corporation's policy parameters in this regard. Midlantic manages its interest sensitivity position with an objective of avoiding material mismatching of the amounts of assets and liabilities subject to rate changes within each time interval.

In order to maintain earnings and capital exposure to interest rate changes within prudent bounds, Midlantic utilizes interest rate swaps to hedge existing balance sheet items that have a high degree of inverse rate correlation to the swap. Most of the interest rate swaps outstanding as of March 31, 1994 entitled Midlantic to receive or pay a fixed rate of interest to the final maturity of each swap in exchange for a variable rate of interest, which is reset quarterly and generally tied to the three month LIBOR (an internationally recognized interest rate index).

                              INTEREST RATE SWAPS

                                        MARCH 31, 1994
                           _______________________________________________
                         Notional      Fixed     Variable     Net Exchange
(In millions)             Amounts       Rate         Rate             Rate
                           ______       ____         ____             ____
Receive a fixed
  rate of interest         $3,358       5.38%        3.50%            1.88%
Pay a fixed rate           $  899       5.15%        3.49%            1.66%
  of interest
Receive and pay a
  variable rate of
  interest                 $  200        N/A         3.88% (receive)  }
                                                     3.58% (pay)      }.30%
                           ======       ====         ====             ====

The notional amounts listed in the above table represent the base on which interest due each counterparty is calculated. The notional amounts do not represent amounts actually exchanged by the counterparties and are therefore not recorded on the balance sheet. At March 31, 1994, Midlantic did not have any interest swaps or forward interest rate swap agreements tied other than to a fixed rate, LIBOR or prime rate, nor did the Corporation maintain or utilize, at that time, any exchange traded futures contracts, options or other exchange traded off-balance sheet derivative transactions. At that date, Midlantic did not engage in any swap transactions as an intermediary, although the Corporation may decide to do so in the future if customer demand warrants.

At March 31, 1994, the Corporation used interest rate swaps for which it received interest at a fixed rate to hedge certain loans and fixed cost deposits and other funding. For those swaps on which Midlantic has agreed to pay a fixed rate, the hedged items are generally investment securities bearing fixed rates of interest with stated maturities of five to seven years.

During the first quarter of 1994, the Corporation entered into $200.0 million (notional amount) of swap contracts in which it pays an interest rate tied to the prime rate and receives LIBOR (representing the only significant activity in the Corporation's interest rate swap accounts during the quarter). The purpose of these contracts is to hedge against the risk that funding costs could rise faster than the interest earned on earnings assets whose yields adjust to changes in the prime rate. As of March 31, 1994, there were no terminated swap contracts and accordingly, no deferred gains or losses.

Credit risk associated with interest rate swap contracts arises from the potential for a counterparty to default on its obligations. Midlantic attempts to limit credit risk by transacting only with the most creditworthy counterparties. All counterparties to contracts in place as of March 31, 1994 were associated with organizations having securities rated as investment grade by independent rating agencies.

As of March 31, 1994, the estimated credit exposure associated with interest rate swap contracts was approximately $85 million representing those swaps that show a positive (favorable) mark-to-market position (see table below). The following table summarizes the maturities of the notional amounts of all swap contracts in place as of March 31, 1994. Net interest income recorded by the Corporation in the first quarter of 1994 for all interest rate swap contracts amounted to $14.3 million. Management believes that the swap contracts it has in place as of March 31, 1994 have been effective tools in the control of interest rate risk.

              MATURITY OF DISTRIBUTION OF SWAP CONTRACTS IN PLACE AS OF
                                   MARCH 31, 1994*

                                                         Notional Amounts
                                                 ________________________________
                                                Receive       Pay     Receive and
(In millions)                                     Fixed     Fixed    Pay Variable
                                                 ______     _____           _____
1994 - Second quarter                            $   50      $ --           $  --
     - Third quarter                                 50        --              --
     - Fourth quarter                               709        --              --
1995 - First quarter                                400        --              --
     - Second quarter                                --        --              --
     - Third quarter                                 --        --              --
     - Fourth quarter                             1,000        --              --
1996                                                900        --             200
1997                                                250       599              --
1998 and after                                       --       300              --
                                                 ______     _____           _____
Total interest rate swaps                        $3,359     $ 899           $ 200
                                                 ======     =====           =====
Fair value of interest rate swaps (gross)        $   50     $  35           $  (1)
                                                 ======     =====           =====

* Excludes $300 million of forward interest rate swap agreements for which Midlantic had a firm commitment for delivery, which occurred in early April, 1994.

LIQUIDITY

GENERAL
Liquidity represents the Corporation's ability to efficiently fulfill its funding obligations at reasonable cost. Through its ALCO, Midlantic addresses the liquidity requirements of its holding companies and its major bank and nonbank subsidiaries on both a short-term and long-term basis using a variety of operating scenarios that take into account the effect of both quantitative and qualitative influences. These influences include national and regional economic conditions, the interest rate environment, loan quality, unfunded commitments, projections of deposit and loan growth and key ratio analyses. On a longer-term basis, liquidity is projected using investment and funding alternatives that take into consideration the Corporation's strategic objectives.

Major sources of liquidity include short-term money market investments, maturing investments in U.S. government and other investment securities and proceeds from loan maturities or paydowns, as well as core deposits and the ability to access large liability funding sources (primarily large CD's, federal funds purchased and repurchase agreements). Such sources of liquidity may be used to fund loan originations, depositor withdrawals and other demands on the Corporation's liquid resources.

To fund future loan growth, Midlantic expects to first utilize a major portion of its money market investments and proceeds from scheduled loan payments. Liquidity may also continue to be generated by the possible sale or securitization of existing assets as well as through increases in core deposits to the extent available.

                               LIQUIDITY RATIOS

                                       MARCH 31   December 31    March 31
                                           1994          1993        1993
                                          _____         _____       _____
Liquidity ratio (1)                        28.6%         31.6%       30.3%
Funding ratio (2)                         (21.0)        (25.0)      (23.9)
Total loans, net of unearned
 income, as a % of total deposits          73.6          71.8        70.2
Core deposits as a % of total
 loans, net of unearned income            133.3         136.8       136.1
Unfunded loan commitments as a
 % of loans outstanding                    32.9          32.4        33.0
                                          =====         =====       =====

(1) Ratio of net short-term assets to net funding liabilities.
(2) Total purchased funds and money market investments less investment securities due in one year as a percent of investment securities due in more than one year and total loans, net of unearned income.

At March 31, 1994, Midlantic had unfunded loan commitments outstanding of $2.8 billion as compared with $2.7 billion at December 31, 1993. Takedowns on commitments have been occurring during the normal course of business at levels that are historically predictable.



PARENT COMPANIES
Midlantic Corporation ("MC") and its lower-tier holding company, Midlantic Banks Inc. ("parent companies") require sources of funds to meet contractual obligations, including servicing long-term debt, and cash dividend payments on the Corporation's preferred and common stock.

The parent companies' liquidity (cash on hand, money market investments and available for sale securities), which is managed in conjunction with the short-term resources of the Corporation's nonbank subsidiaries, aggregated $224.5 million at March 31, 1994 compared to $234.6 million at December 31, 1993. During the first quarter of 1993, the Corporation paid at maturity $50 million of its 11.35% Notes and obtained a federal income tax refund of approximately $40 million. The parent companies' liquidity position was enhanced in the second quarter of 1993 by the proceeds of $107.1 million from the issuance of common stock (see "Recent Activities of the Corporation"). In the first quarter of 1994, the Corporation redeemed at par value ($11.8 million), the remaining outstanding 7 3/4% Debentures. Ongoing parent company operating and interest expenses and dividends are expected to be fully funded from dividend payments and management fees from MNB and CB.

As a result of MNB's financial progress over the past several quarterly periods, on April 13, 1994, the Board of Directors approved a cash dividend by MNB to its parent (the last dividend paid by MNB was in the first quarter of 1990). Under certain circumstances, CB requires advance approval from the FDIC and the Pennsylvania Department of Banking to pay dividends. CB has remitted uninterrupted dividends since the third quarter of 1992.


CAPITAL ADEQUACY
Midlantic places a high priority on capital adequacy in order to exceed minimum bank regulatory guidelines and position the organization to compete effectively in its market areas.

In recent years, Midlantic has increased its capital position through a variety of actions including common stock offerings in August 1992 and May 1993. As a result, the Corporation's capital ratios as well as the capital ratios of MNB and CB have significantly improved. Federal bank regulators utilize risk-based and leverage ratios to assess capital adequacy. As of March 31, 1994, Midlantic reported a tier 1 risk-based capital ratio of 9.95 percent, a total risk-based capital ratio (tier 1 plus tier 2 capital) of 13.98 percent and a leverage ratio of 7.35 percent. These ratios compare with minimum regulatory guidelines of 4.00 percent for tier 1, 8.00 percent for total capital and 3.00 percent for leverage.

As of March 31, 1994, MNB had a tier 1 risk-based capital ratio of 11.97 percent and a total risk-based capital ratio of 13.26 percent. MNB's leverage ratio as of March 31, 1994 was 8.52 percent. At March 31, 1994, CB exceeded all risk-based capital requirements with a tier 1 risk-based capital ratio of
9.99 percent, a total risk-based capital ratio of 11.26 percent and a leverage ratio of 8.12 percent.

CAPITAL RATIOS (1)

FOR THE THREE MONTHS       MARCH 31    Dec. 31    Sept. 30    June 30    March 31
 ENDED                         1994       1993        1993       1993        1993
                              _____      _____       _____      _____       _____
Tier 1 risk-based
  Midlantic                    9.95%      9.28%       9.04%      8.45%       7.03%
  MNB                         11.97      11.03       10.71       9.96        9.50
  CB                           9.99       9.88        9.75       9.62        9.38
Total risk-based
  Midlantic                   13.98%     13.29%      13.13%     12.52%      11.07%
  MNB                         13.26      12.32       12.03      11.28       10.82
  CB                          11.26      11.15       11.03      10.90       10.66
Leverage
  Midlantic                    7.35%      6.81%       6.86%      6.32%       5.24%
  MNB                          8.52       7.89        7.91       7.23        6.93
  CB                           8.12       7.79        8.11       7.97        7.63
                              =====      =====       =====      =====       =====

(1) Capital ratios take into account regulatory changes that became effective during
    1993 including (i) a limitation in the amount of deferred tax assets includable in tier 1 capital and (ii) a revision to the capital guidelines which specifies those intangibles that are includable in tier 1 capital.

On March 23, 1994, the Board of Directors approved the payment of the second quarter dividend on the Term Adjustable Rate Cumulative Preferred Stock - Series A (the "Preferred Stock") in cash. Prior to this, based upon a July
22, 1992 agreement between Midlantic and the holders of the Preferred Stock, dividends on the Preferred Stock were paid through the issuance of shares of Midlantic's common stock in lieu of a cash payment. Pursuant to the agreement, Midlantic may at its discretion pay dividends in cash or shares of common stock or any combination thereof, so long as any such issuance would not result in the holder of the Preferred Stock being the beneficial owner of more than 4.99 percent of the outstanding shares of Midlantic's common stock.

As mentioned in "Recent Activities of the Corporation," on April 13, 1994, the Board of Directors reinstated a quarterly cash dividend on Midlantic's common stock of $.10 per common share.

                       MIDLANTIC CORPORATION AND SUBSIDIARIES


                                STATISTICAL TABLES TO
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND RESULTS
                                    OF OPERATIONS

                             Midlantic Corporation And Subsidiaries
                     TABLE I - ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                     (In thousands)

FOR THE THREE MONTHS
ENDED MARCH 31, 1994 VS. 1993                           VOLUME(c)        RATE(c)      TOTAL
                                                      ________       ________      ________
INTEREST-EARNING ASSETS
  Interest-bearing deposits
    in other banks                                    $    205       $    (20)     $    185
  Other short-term investments                          (3,890)        (1,451)       (5,341)
  Investment securities                                  8,846         (6,356)        2,490
  Commercial, financial and foreign loans (a)(b)        (8,013)           707        (7,306)
  Real estate loans(a)(b)                              (15,801)        10,224        (5,577)
  Loans to individuals(a)(b)                            12,898         (2,483)       10,415
                                                      ________       ________      ________
    Total interest-earning assets                       (5,755)           621        (5,134)
                                                      ________       ________      ________
INTEREST-BEARING SOURCES OF FUNDS USED TO
  FINANCE INTEREST-EARNING ASSETS
  Domestic savings and time deposits                    (6,955)       (16,205)      (23,160)
  Overseas branch deposits                                 (61)            (8)          (69)
  Short-term borrowings                                  2,045              7         2,052
  Long-term debt                                        (1,014)          (134)       (1,148)
                                                      ________       ________      ________
    Total interest-bearing sources
      of funds used to finance
      interest-earning assets                           (5,985)       (16,340)      (22,325)
                                                      ________       ________      ________
CHANGE IN NET INTEREST INCOME                         $    230       $ 16,961      $ 17,191
                                                      ========       ========      ========

(a)  Includes income from loan fees which is not significant.
(b)  Includes nonaccrual loans.
(c)  The changes which cannot be attributed solely to changes in the balances (volume) or to changes in the rates are allocated to these categories on the basis of their respective percentage changes.





















      31 1of2

                          Midlantic Corporation and Subsidiaries
                TABLE II - COMPARATIVE CONSOLIDATED AVERAGE BALANCE SHEET
                        WITH RESULTANT INTEREST AND AVERAGE RATES*
                                    (In thousands)
FOR THE THREE MONTHS ENDED                    MARCH 31, 1994                   MARCH 31, 1993
                                  _______________________________    _______________________________
                                      AVERAGE             AVERAGE        AVERAGE             AVERAGE
                                      BALANCE   INTEREST     RATE        BALANCE   INTEREST     RATE
                                  ___________   ________     ____    ___________   ________     ____
ASSETS
 Interest-earning assets
  Interest-bearing deposits       $   568,474   $  4,964     3.54%   $   545,018  $   4,779     3.56%
  Other short-term investments      1,194,109      9,797     3.33      1,653,908     15,138     3.71

  U.S. Treasury securities          1,260,779     12,056     3.88      1,088,310     12,809     4.77
  Obligations of U.S.
   government agencies              1,041,042     14,533     5.66        666,943     11,227     6.83
  Obligations of states and
   political subdivisions              14,372        178     5.02          8,791        162     7.47
  Other securities                     69,410        938     5.48         72,952      1,017     5.65
                                  ___________   ________     ____    ___________   ________     ____
   Total investment securities      2,385,603     27,705     4.71      1,836,996     25,215     5.57
                                  ___________   ________     ____    ___________   ________     ____
  Commercial, financial and
    foreign loans                   2,913,274     56,968     7.93      3,322,624     64,274     7.85
  Real estate loans                 3,047,675     57,889     7.70      3,742,747     63,466     6.88
  Loans to individuals              2,312,681     45,702     8.01      1,646,578     35,287     8.69
                                  ___________   ________     ____    ___________   ________     ____
   Total loans(1)(2)(3)             8,273,630    160,559     7.87      8,711,949    163,027     7.59
                                  ___________   ________     ____    ___________   ________     ____
   Total interest-earning
     assets                        12,421,816    203,025     6.63     12,747,871    208,159     6.62
                                  ___________   ________     ____    ___________   ________     ____
 Noninterest-earning assets
  Cash and due from banks             773,911                            784,090
  Other assets                      1,074,339                          1,202,234
  Allowance for loan losses          (395,888)                          (670,932)
                                  ___________                        ___________
     Total noninterest-earning
      assets                        1,452,362                          1,315,392
                                  ___________                        ___________
  Total assets                    $13,874,178                        $14,063,263
                                  ___________                        ___________
LIABILITIES AND SHAREHOLDERS'
  EQUITY
 Interest-bearing liabilities
  Domestic savings and time
   deposits                       $ 8,671,784     53,793     2.52    $ 9,602,896     76,953     3.25
  Overseas branch deposits              9,696         75     3.14         17,615        144     3.32
  Short-term borrowings               717,393      5,123     2.90        430,981      3,071     2.89
  Long-term debt                      376,563      8,660     9.33        420,445      9,808     9.46
                                  ___________   ________     ____    ___________   ________     ____
   Total interest-bearing
    liabilities                     9,775,436     67,651     2.81     10,471,937     89,976     3.48
                                  ___________   ________     ____    ___________   ________     ____



      31 2of2

 Noninterest-bearing liabilities
  and shareholders' equity
  Demand deposits                   2,774,197                          2,521,818
  Other liabilities                   181,164                            215,861
                                  ___________                        ___________
   Total noninterest-bearing
      liabilities                   2,955,361                          2,737,679
                                  ___________                        ___________
  Shareholders' equity              1,143,381                            853,647
                                  ___________                        ___________
Total liabilities and
 shareholders' equity             $13,874,178                        $14,063,263
                                  ___________                        ___________
NET INTEREST INCOME                             $135,374                           $118,183
                                                ========                           ========
INTEREST INCOME AS A % OF
 AVERAGE INTEREST-EARNING ASSETS                             6.63%                              6.62%
                                                             ====                               ====
INTEREST EXPENSE AS A % OF
 AVERAGE INTEREST-EARNING ASSETS                             2.21%                              2.86%
                                                             ====                               ====
NET INTEREST MARGIN (4)                                      4.42%                              3.76%
                                                             ====                               ====

See Notes to Comparative Consolidated Average Balance Sheet with Resultant Interest and Average Rates.

































Midlantic Corporation and Subsidiaries
NOTES TO COMPARATIVE CONSOLIDATED AVERAGE BALANCE SHEET
WITH RESULTANT INTEREST AND AVERAGE RATES


*    Interest income and average rates are not presented on a tax-equivalent basis.

(1)  Includes loan fees.  Such income is not significant.
(2)  Includes nonaccrual loans.
(3)  Net of unearned income.
(4)  Net interest margin is net interest income as a percent of average interest-earning assets.

                          Midlantic Corporation and Subsidiaries
              TABLE III - INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES
                        WITH RESULTANT INTEREST AND AVERAGE RATES*
                                   (In thousands)
                                 MARCH 31      DEC. 31     SEPT. 30      JUNE 30     MARCH 31
FOR THE THREE MONTHS ENDED           1994         1993         1993         1993         1993
                              ___________  ___________  ___________  ___________  ___________
INTEREST-EARNING ASSETS
  Interest-bearing deposits
    Average balance           $   568,474  $   431,521  $   528,817  $   615,984  $   545,018
    Interest income                 4,964        3,919        4,727        4,894        4,779
    Average rate                     3.54%        3.60%        3.55%        3.19%        3.56%
  Other short-term
   investments
    Average balance           $ 1,194,109  $ 1,085,775  $ 1,364,439  $ 1,554,658  $ 1,653,908
    Interest income                 9,797        8,797       13,087       14,748       15,138
    Average rate                     3.33%        3.21%        3.81%        3.80%        3.71%
  Investment securities
    Average balance           $ 2,385,603  $ 2,286,719  $ 1,902,459  $ 1,714,446  $ 1,836,996
    Interest income                27,705       24,109       21,441       21,283       25,215
    Average rate                     4.71%        4.18%        4.47%        4.98%        5.57%
  Total loans
    Average balance           $ 8,273,630  $ 8,481,633  $ 8,455,081  $ 8,391,929  $ 8,711,949
    Interest income               160,559      163,851      163,931      163,961      163,027
    Average rate                     7.87%        7.66%        7.69%        7.84%        7.59%
                              ___________  ___________  ___________  ___________  ___________
    Total average interest
     earning assets           $12,421,816  $12,285,648  $12,250,796  $12,277,017  $12,747,871
    Total interest income         203,025      200,676      203,186      204,886      208,159
    Total average rate on
     interest earning assets         6.63%        6.48%       6.58%         6.69%        6.62%
                              ===========  ===========  ===========  ===========  ===========
INTEREST-BEARING LIABILITIES
  Deposits
    Average balance           $ 8,681,480  $ 8,798,017  $ 8,994,483  $ 9,252,429  $ 9,620,511
    Interest expense               53,868       57,217       61,581       66,991       77,097
    Average rate                     2.52%        2.58%        2.72%        2.90%        3.25%
  Short-term borrowings
    Average balance           $   717,393  $   421,955  $   348,547  $   376,081  $   430,981
    Interest expense                5,123        3,080        2,581        2,854        3,071
    Average rate                     2.90%        2.90%        2.94%        3.04%        2.89%
  Long-term debt
    Average balance           $   376,563  $   386,749  $   386,805  $   390,869  $   420,445
    Interest expense                8,660        8,856        8,857        8,864        9,808
    Average rate                     9.33%        9.08%        9.08%        9.10%        9.46%
                              ___________  ___________  ___________  ___________  ___________
    Total average interest
     bearing liabilities      $ 9,775,436  $ 9,606,721  $ 9,729,835   $10,019,379 $10,471,937
    Total interest expense         67,651       69,153       73,019       78,709       89,976
    Total average rate on
     interest- bearing
      liabilities                    2.81%        2.86%        2.98%        3.15%        3.48%
                              ===========  ===========  ===========  ===========  ===========
NET INTEREST INCOME           $   135,374   $  131,523  $   130,167  $   126,177  $   118,183
                              ===========  ===========  ===========  ===========  ===========
NET INTEREST MARGIN                  4.42%        4.25%        4.22%        4.12%        3.76%
                              ===========  ===========  ===========  ===========  ===========

*Interest income and average rates are not presented on a tax-equivalent basis.

                        Midlantic Corporation and Subsidiaries
                 TABLE IV - AVERAGE FUNDING SOURCES - BALANCES AND RATES PAID
                                   (In thousands)

                                      MARCH 31       DEC. 31      SEPT. 30       JUNE 30      MARCH 31
FOR THE THREE MONTHS ENDED                1994          1993          1993          1993          1993
                                   ___________   ___________   ___________   ___________   ___________
AVERAGE BALANCES
DEPOSITS
 Noninterest-bearing demand        $ 2,774,197   $ 2,762,169   $ 2,620,355   $ 2,560,630   $ 2,521,818
 Interest-bearing demand             1,413,953     1,401,206     1,386,514     1,379,754     1,367,582
 Savings                             1,602,128     1,565,158     1,545,556     1,493,326     1,414,204
 Retail money market
  accounts                           2,195,337     2,230,982     2,289,938     2,322,228     2,454,160
 CDs over $100,000                     199,317       234,735       308,509       410,514       459,458
 Other time                          3,261,049     3,356,802     3,455,474     3,636,876     3,907,492
 Overseas branch deposits                9,696         9,134         8,492         9,731        17,615
                                   ___________   ___________   ___________   ___________   ___________
   Total average deposits          $11,455,677   $11,560,186   $11,614,838   $11,813,059   $12,142,329
                                   ===========   ===========   ===========   ===========   ===========
SHORT-TERM BORROWINGS
 Federal funds purchased           $    35,672   $    43,312   $    51,546   $    41,190   $    50,856
 Repurchase agreements                 653,096       354,592       268,096       307,038       346,214
 Other short-term
  borrowings                            28,625        24,051        28,905        27,853        33,911
                                   ___________   ___________   ___________   ___________   ___________
   Total average short-term
    borrowings                     $   717,393   $   421,955   $   348,547   $   376,081   $   430,981
                                   ===========   ===========   ===========   ===========   ===========
LONG-TERM DEBT                     $   376,563   $   386,749   $   386,805   $   390,869   $   420,445
                                   ===========   ===========   ===========   ===========   ===========
AVERAGE RATES
DEPOSITS
 Interest-bearing demand                  1.20%         1.28%         1.57%         1.87%         2.09%
 Savings                                  2.07          2.08          2.17          2.36          2.55
 Retail money market
  accounts                                2.35          2.37          2.48          2.58          2.76
 CDs over $100,000                        3.96          3.89          3.95          3.32          3.67
 Other time                               3.33          3.41          3.47          3.68          4.17
 Overseas branch deposits                 3.14          3.08          3.04          3.67          3.32
                                   ___________   ___________   ___________   ___________   ___________
   Total average rate
    paid on deposits                      2.52%         2.58%         2.72%         2.90%         3.25%
                                   ===========   ===========   ===========   ===========   ===========
SHORT-TERM BORROWINGS
 Federal funds purchased                  3.16%         2.98%         3.06%         2.93%         2.99%
 Repurchase agreements                    2.86          2.92          2.87          2.99          2.88
 Other short-term
  borrowings                              3.30          2.46          3.34          3.83          2.83
                                   ___________   ___________   ___________   ___________   ___________
   Total average rate paid
    on short-term borrowings              2.90%         2.90%         2.94%         3.04%         2.89%
                                   ===========   ===========   ===========   ===========   ===========
LONG-TERM DEBT                            9.33%         9.08%         9.08%         9.10%         9.46%
                                   ===========   ===========   ===========   ===========   ===========

                             Midlantic Corporation and Subsidiaries
                TABLE V - INVESTMENT SECURITIES - CARRYING AND FAIR VALUES
                               AND GROSS UNREALIZED GAINS AND LOSSES
                                           MARCH 31, 1994
                                           (In thousands)
                                                        GROSS       GROSS
                                           BOOK    UNREALIZED  UNREALIZED        FAIR
HELD-TO-MATURITY                          VALUE         GAINS      LOSSES       VALUE
                                     __________        ______     _______  __________
United States Treasury securities    $  576,988        $   --     $ 7,592  $  569,396
Obligations of United States
  government agencies                 1,001,090         6,616       3,812   1,003,894
Obligations of states and political
  subdivisions                            3,444             2          --       3,446
Other securities                          8,288             8           5       8,291
                                     __________        ______     _______  __________
                                     $1,589,810        $6,626     $11,409  $1,585,027
                                     ==========        ======     =======  ==========


                                      AMORTIZED    UNREALIZED  UNREALIZED        FAIR
AVAILABLE-FOR-SALE                         COST         GAINS      LOSSES       VALUE
                                     __________        ______     _______  __________
United States Treasury securities    $  733,706        $   --     $ 2,208  $  731,498
Obligations of states and political
  subdivisions                            1,763            --         243       1,520
Other securities                         59,836         1,623       2,359      59,100
                                     __________        ______     _______  __________
                                     $  795,305        $1,623     $ 4,810  $  792,118
                                     ==========        ======     =======  ==========








             TABLE VI - INVESTMENT SECURITIES - GROSS REALIZED GAINS AND LOSSES
                                    (In thousands)
                                                                  THREE MONTHS ENDED
                                                                        MARCH 31
                                                                 1994(*)        1993
                                                               ______         ______
Gross realized investment
  securities gains                                             $1,263         $5,315
Gross realized investment
  securities losses                                                --           (464)
                                                               ______         ______
Investment securities gains                                    $1,263         $4,851
                                                               ======         ======

(*) Represents gains/losses on available-for-sale securities.

                               Midlantic Corporation and Subsidiaries
                                          TABLE VII - LOANS
                                            (In thousands)
                                   MARCH 31     DEC. 31    SEPT. 30     JUNE 30    MARCH 31
                                       1994        1993        1993        1993        1993
                                 __________  __________  __________  __________  __________
Commercial and financial
  and lease financing
    receivables                  $3,046,075  $2,897,656  $2,966,619  $3,158,737  $3,248,438
Real estate
  Construction and development      789,445     834,013   1,015,701   1,063,419   1,226,765
  Long term commercial
   mortgage                       1,631,406   1,664,757   1,795,809   1,849,367   1,838,946
  Long-term 1-4 family
   residential                      566,278     636,632     414,112     456,467     371,431
Loans to individuals              2,457,718   2,415,391   2,302,193   2,067,278   1,781,279
Foreign                               3,501       3,492       4,520       5,409      65,150
                                 __________  __________  __________  __________  __________
  Total loans                     8,494,423   8,451,941   8,498,954   8,600,677   8,532,009
Less: unearned income               138,447     137,110     127,218     113,113     101,489
                                 __________  __________  __________  __________  __________
  Total loans, net of
    unearned income              $8,355,976  $8,314,831  $8,371,736  $8,487,564  $8,430,520
                                 ==========  ==========  ==========  ==========  ==========



                 TABLE VIII - GEOGRAPHIC DISTRIBUTION OF REAL ESTATE LOANS
                                     (In thousands)
                                                 LONG-TERM      LONG-TERM
                               CONSTRUCTION     COMMERCIAL     1-4 FAMILY
                            AND DEVELOPMENT       MORTGAGE    RESIDENTIAL          TOTAL
MARCH 31, 1994                        LOANS          LOANS          LOANS      PORTFOLIO
                                   ________     __________       ________     __________
PORTFOLIO
  New Jersey                       $481,636     $  950,628       $378,293     $1,810,557
  Pennsylvania                      162,161        583,818        140,546        886,525
  New York                           42,392         48,684         31,855        122,931
  Florida                            28,228          9,812          2,918         40,958
  Other                              75,028         38,464         12,666        126,158
                                   ________     __________       ________     __________
    Total                          $789,445     $1,631,406       $566,278     $2,987,129
                                   ========     ==========       ========     ==========
NONACCRUAL SEGMENT
  New Jersey                       $ 33,273     $   35,750       $    123     $   69,146
  Pennsylvania                        3,510         16,757          3,932         24,199
  New York                              465          1,043             --          1,508
  Florida                               376             --             --            376
  Other                               2,773             --             13          2,786
                                   ________     __________       ________     __________
    Total                          $ 40,397     $   53,550       $  4,068     $   98,015
                                   ========     ==========       ========     ==========
PERCENT OF NONACCRUAL
  TO PORTFOLIO                         5.12%          3.28%           .72%          3.28%
                                   ========     ==========       ========     ==========

                            Midlantic Corporation and Subsidiaries
            TABLE IX - CONSTRUCTION AND DEVELOPMENT LOANS - PROPERTY TYPE BY STATE
                                        (In thousands)

MARCH 31, 1994           NEW JERSEY  PENNSYLVANIA    NEW YORK    FLORIDA    OTHER      TOTAL
                           ________      ________    _______     _______  _______   ________
PORTFOLIO
 Office buildings          $129,455      $ 57,075    $14,600     $    --  $11,615   $212,745
 Shopping centers           137,614        34,673      4,267       4,000   20,419    200,973
 Residential                 93,445        30,527      1,234       7,958    6,500    139,664
 Land                        40,642        24,761      3,237       1,744    5,073     75,457
 Hotels/motels               16,687         1,485        353      14,150   15,729     48,404
 Industrial/warehouse        25,540         6,780     10,634          --       --     42,954
 Other                       38,253         6,860      8,067         376   15,692     69,248
                           ________      ________    _______     _______  _______   ________
   Total                   $481,636      $162,161    $42,392     $28,228  $75,028   $789,445
                           ========      ========    =======     =======  =======   ========
NONACCRUAL SEGMENT
 Office buildings          $  3,803      $    291    $    --     $    --  $    --   $  4,094
 Shopping centers                --            --         --          --       --         --
 Residential                  9,395         1,033        291          --       --     10,719
 Land                        14,145         2,186         --          --      623     16,954
 Hotels/motels                1,372            --         --          --       --      1,372
 Industrial/warehouse           158            --         --          --       --        158
 Other                        4,400            --        174         376    2,150      7,100
                           ________      ________    _______     _______  _______   ________
   Total                   $ 33,273      $  3,510    $   465     $   376  $ 2,773   $ 40,397
                           ========      ========    =======     =======  =======   ========
PERCENT OF NONACCRUAL
  TO PORTFOLIO                 6.91%         2.16%      1.10%       1.33%    3.70%      5.12%
                           ========      ========    =======     =======  =======   ========

                        Midlantic Corporation and Subsidiaries
               TABLE X - LONG-TERM COMMERCIAL MORTGAGE LOANS - PROPERTY TYPE BY STATE
                                        (In thousands)
MARCH 31, 1994          NEW JERSEY   PENNSYLVANIA   NEW YORK    FLORIDA    OTHER       TOTAL
                          ________       ________    _______     ______  _______  __________
PORTFOLIO
 Industrial/warehouse     $359,986       $185,821    $40,475     $  992  $13,104  $  600,378
 Office buildings          199,661        142,302      4,465         --    4,167     350,595
 Shopping centers           66,573         55,775         --         --    5,864     128,212
 Apartment houses and
   other rental
   properties               50,502         61,247        982      1,487    7,091     121,309
 Hospitals, medical
  centers and nursing
   homes                    83,559         19,790         --         --       --     103,349
 Retail businesses          48,442         47,212        603         --      394      96,651
 Automobile and truck
  sales                     40,090         17,339         70         --       --      57,499
 Hotels/motels              43,967          7,182        461         --      296      51,906
 Other                      57,848         47,150      1,628      7,333    7,548     121,507
                          ________       ________    _______     ______  _______  __________
  Total                   $950,628       $583,818    $48,684     $9,812  $38,464  $1,631,406
                          ========       ========    =======     ======  =======  ==========
NONACCRUAL SEGMENT
 Industrial/warehouse     $ 18,585       $  6,605    $   348     $    -- $    --  $   25,538
 Office buildings            3,379            965         --          --      --       4,344
 Shopping centers              700            393         --          --      --       1,093
 Apartment houses and
   other rental
   properties                1,954          1,711         --          --      --       3,665
 Hospitals, medical
  centers and nursing
   homes                        --             --         --          --      --          --
 Retail businesses           2,793          1,078         --          --      --       3,871
 Automobile and truck
  sales                      1,213            723         --          --      --       1,936
 Hotels/motels               1,341          5,000                     --      --       6,341
 Other                       5,785            282        695          --      --       6,762
                          ________       ________    _______     ______  _______  __________
  Total                   $ 35,750        $16,757    $ 1,043     $   --  $    --   $  53,550
                          ========       ========    =======     ======  =======  ==========
PERCENT OF NONACCRUAL
  TO PORTFOLIO                3.76%          2.87%      2.14%        --%      --%       3.28%
                          ========       ========    =======     ======  =======  ==========













      39 1of2

                          Midlantic Corporation and Subsidiaries
           TABLE XI - SUMMARY OF LOAN LOSS EXPERIENCE/ALLOWANCE FOR LOAN LOSSES
                                       (In thousands)
                                       MARCH 31    DEC. 31   SEPT. 30    JUNE 30   MARCH 31
FOR THE THREE MONTHS ENDED                 1994       1993       1993       1993       1993
                                       ________   ________   ________   ________   ________

Allowance at beginning of period       $394,450   $499,250   $541,243   $576,227   $663,901
Allowances of divested subsidiaries          --                    --       (712)        --
Provision charged to operating
 expense                                  7,499     30,000     14,000     15,000     20,000
Charge-offs related to loans sold
 in bulk sales or transferred to
 "assets held for accelerated
 disposition"                            (7,901)   (97,407)   (15,362)     9,676    (78,770)

Loans charged off*
 Commercial and financial and
  lease financing receivables            10,064     21,640     23,135     14,736     12,440
 Real estate
  Construction and development            4,335      7,569      9,597     41,572     18,481
  Long-term commercial mortgage           2,449     10,245      7,690      2,904      4,446
  Long-term 1-4 family residential          422        666        172         --        116
 Loans to individuals                     5,887      8,089      5,424      7,117      3,379
 Foreign                                     --         --         --         --         --
                                       ________   ________   ________   ________   ________
   Total loans charged off               23,157     48,209     46,018     66,329     38,862
                                       ________   ________   ________   ________   ________
Recoveries on loans
 Commercial and financial and
  lease financing receivables             4,955      7,307      2,678      4,087      3,612
 Real estate
  Construction and development            2,029      1,824        382        868      3,001
  Long-term commercial mortgage             674        340        626        319      1,117
  Long-term 1-4 family residential            1          2          8          7          9
 Loans to individuals                     2,580      1,343      1,693      2,100      2,212
 Foreign                                     --         --         --         --          7
                                       ________   ________   ________   ________   ________
   Total recoveries on loans             10,239     10,816      5,387      7,381      9,958
                                       ________   ________   ________   ________   ________
    Net loans charged off                12,918     37,393     40,631     58,948     28,904
                                       ________   ________   ________   ________   ________
Allowance at end of period             $381,130   $394,450   $499,250   $541,243   $576,227
                                       ========   ========   ========   ========   ========

* Excludes charge-offs related to loans sold in bulk sales or transferred to "assets held for accelerated disposition".










      39 2of2

              TABLE XII - SUMMARY OF ALLOWANCE FOR OTHER REAL ESTATE OWNED ("OREO")
                                         (In thousands)

                                        MARCH 31    DEC. 31   SEPT. 30    JUNE 30   MARCH 31
FOR THE THREE MONTHS ENDED                  1994       1993       1993       1993       1993
                                        ________   ________   ________    _______   ________
Balance at beginning of period          $ 37,032   $ 67,731   $ 71,276    $51,935   $ 46,101
Allowances of divested subsidiaries           --         --         --         --         --
Allowances related to OREO transferred
  to "Assets held for accelerated
  disposition"                                --    (36,672)        --         --    (40,355)
Provision charged to OREO expense          3,500     31,497     15,116     28,733     55,199
Write-downs and sales                     (5,793)   (25,524)   (18,661)    (9,392)    (9,010)
                                        ________   ________   ________    _______   ________
Balance at end of period                $ 34,739   $ 37,032   $ 67,731    $71,276   $ 51,935
                                        ========   ========   ========    =======   ========

                            Midlantic Corporation and Subsidiaries
               TABLE XIII- NONACCRUAL LOANS, OTHER REAL ESTATE OWNED, NET
                            RENEGOTIATED LOANS AND PAST DUE LOANS
                                         (In thousands)

                                     MARCH 31    DEC. 31    SEPT. 30    JUNE 30   MARCH 31
                                         1994       1993        1993       1993       1993
                                     ________   ________    ________   ________   ________
NONACCRUAL LOANS
  Commercial and financial
   and lease financing
   receivables                       $127,799   $114,632    $137,233   $165,055   $189,486
  Real estate
    Construction and development       40,397     50,143     160,937    174,423    206,347
    Long-term commercial mortgage      53,550     63,431     132,269    146,011    150,422
    Long-term 1-4 family
     residential                        4,068      4,489       5,222      4,474      4,625
  Loans to individuals                 27,641     32,604      32,948     38,942     47,463
  Foreign                                  --         --          --         --        243
                                     ________   ________    ________   ________   ________
    TOTAL NONACCRUAL LOANS           $253,455   $265,299    $468,609   $528,905   $598,586
                                     ========   ========    ========   ========   ========
ALLOWANCE FOR LOAN LOSSES
  AS A % OF NONACCRUAL LOANS            150.4%     148.7%      106.5%     102.3%      96.3%
                                     ========   ========    ========   ========   ========
OTHER REAL ESTATE OWNED, NET
  Foreclosures                       $ 87,503   $ 97,238    $178,313   $208,578   $149,876
  In-substance foreclosures            33,499     35,432      94,762    117,617    216,069
                                     ________   ________    ________   ________   ________
    Total other real estate
     owned, net                      $121,002   $132,670    $273,075   $326,195   $365,945
                                     ========   ========    ========   ========   ========
TOTAL NONACCRUAL LOANS AND
  OTHER REAL ESTATE OWNED, NET       $374,457   $397,969    $741,684   $855,100   $964,531
                                     ========   ========    ========   ========   ========
TOTAL RENEGOTIATED LOANS             $165,516   $172,058    $181,320   $162,974   $162,833
                                     ========   ========    ========   ========   ========
ACCRUING LOANS PAST DUE 90
  DAYS OR MORE AS TO
  INTEREST OR PRINCIPAL
  PAYMENTS                           $ 20,862   $ 36,161    $ 50,389   $ 35,735   $ 33,712
                                     ========   ========    ========   ========   ========

                TABLE XIV - YEAR-TO-DATE LOSS OF INTEREST INCOME ON NONACCRUAL
                      AND RENEGOTIATED LOANS OUTSTANDING AT END OF PERIOD
                                          (In thousands)

FOR THE THREE MONTHS ENDED MARCH 31                                      1994          1993
                                                                       ______       _______

NONACCRUAL LOANS
Interest income that would have been
  recorded on nonaccrual loans in
  accordance with original terms                                       $4,684       $12,768
Interest income actually recorded
  on nonaccrual loans                                                     137           348
                                                                       ______       _______
  Loss of interest income on
    nonaccrual loans                                                   $4,547       $12,420
                                                                       ======       =======
RENEGOTIATED LOANS
Interest income that would have been
  recorded on renegotiated loans in
  accordance with original terms                                       $2,336       $ 2,866
Interest income actually recorded
  on renegotiated loans                                                 1,860         2,122
                                                                       ______       _______
  Loss of interest income on
   renegotiated loans                                                  $  476       $   744
                                                                       ======       =======






                             TABLE XV - NONACCRUAL LOANS ACTIVITY
                                        (In thousands)

FOR THE THREE MONTHS ENDED MARCH 31                                      1994          1993
                                                                     ________     _________
Balance at beginning of year                                         $265,299     $ 809,669
Additions                                                              56,523        94,457
Payments                                                              (33,321)      (64,951)
Returned to accrual status                                             (9,447)      (10,788)
Charge-offs                                                           (20,747)      (36,640)
Transfers to OREO                                                      (3,675)      (53,189)
Transfer to renegotiated loans                                             --        (2,987)
Transfers to "assets held for
 accelerated disposition"                                                (884)     (135,970)
Other (primarily transfers to
  other repossessed assets)                                              (293)       (1,015)
                                                                     ________     _________
Balance at March 31                                                  $253,455     $ 598,586
                                                                     ========     =========

                          Midlantic Corporation and Subsidiaries
               TABLE XVI - IN-SUBSTANCE FORECLOSURES - PROPERTY TYPE BY STATE
                                     (In thousands)
MARCH 31, 1994             NEW JERSEY    PENNSYLVANIA    NEW YORK    FLORIDA      TOTAL
                              _______          ______      ______       ____    _______
Land                          $14,055          $   --      $  447       $979    $15,481
Office buildings               10,431              --          --         --     10,431
Industrial/warehouse              808           1,800          87         --      2,695
Residential tract                 375              --          --         --        375
Other                           4,031              --         486         --      4,517
                              _______          ______      ______       ____    _______
  TOTAL                       $29,700          $1,800      $1,020       $979    $33,499
                              =======          ======      ======       ====    =======

                  TABLE XVII - ACQUIRED OREO PROPERTIES - PROPERTY TYPE BY STATE
                                        (In thousands)
MARCH 31, 1994             NEW JERSEY    PENNSYLVANIA    NEW YORK      OTHER      TOTAL
                              _______         _______      ______     ______    _______
Land                          $32,507         $ 3,988      $   --     $   41    $36,536
Residential tract              10,086           2,552         745      2,547     15,930
Office buildings                4,569           2,244       1,270      1,991     10,074
Industrial/warehouse            6,444           3,395          --         --      9,839
Shopping centers                2,506             143         205         --      2,854
Hotels/motels                   1,266              --          --         --      1,266
Other                           8,351           1,516       1,137         --     11,004
                              _______         _______      ______     ______    _______
  TOTAL                       $65,729         $13,838      $3,357     $4,579    $87,503
                              =======         =======      ======     ======    =======

                     TABLE XVIII - OTHER REAL ESTATE OWNED ACTIVITY
                                     (In thousands)
FOR THE THREE MONTHS ENDED                   IN-SUBSTANCE         ACQUIRED OREO
MARCH 31, 1994                               FORECLOSURES         PROPERTIES          TOTAL
                                                  _______           ________       ________
Balance December 31, 1993                         $35,432           $ 97,238       $132,670
Transfers from loans                                   --              5,517          5,517
Advances                                               40                101            141
Charges to operating expenses to
 absorb declines in net realizable value             (238)            (3,262)        (3,500)
Transfers from in-substance
 foreclosures to foreclosed properties               (340)               340             --
Sales of properties and payments                   (1,448)           (11,651)       (13,099)
Transfers to "assets held for
 accelerated disposition"                              --               (876)          (876)
Other                                                  53                 96            149
                                                  _______           ________       ________
Balance March 31, 1994                            $33,499           $ 87,503       $121,002
                                                  =======           ========       ========

                             Midlantic Corporation and Subsidiaries
                    TABLE XIX - SUPPLEMENTAL DATA ON NONACCRUAL LOANS AND
                                 IN-SUBSTANCE FORECLOSURES (1)
                                          (In thousands)
                                                                        CASH INTEREST PAYMENTS
                                          AT MARCH 31, 1994              IN 1994 APPLIED AS(3)
                             Nonaccrual  In-substance  Performance     Interest   Reduction of
                                  Loans  Foreclosures        Ratio(2)    Income      Principal
                                _______       _______         ____          ___           ____
CONTRACTUALLY CURRENT
 Payment in full of
  principal and interest
  expected                      $16,766       $    --         14.3%         $99           $324
 Payment in full of
  principal or interest
  in doubt                           --            --           --           --             --
                                _______       _______         ____          ___           ____
CONTRACTUALLY PAST DUE
 Substantial performance(4)     $15,638       $    --         13.3%         $--           $374
 Limited performance(5)          12,898        10,117         11.0           --            680
 No performance                  72,147        23,382         61.4           --            455
                                =======       =======         ====          ===           ====

(1)  Disclosure has been limited to nonaccrual loans and in-substance foreclosures whose principal balance at March 31, 1994 was $500 thousand or above at Midlantic National
     Bank ("MNB") and Continental Bank ("CB").  Nonaccrual loans of $500 thousand or more at MNB and CB comprised 46.3 percent of total consolidated nonaccrual loans.  All in-
     substance foreclosures outstanding at March 31, 1994 have been disclosed.
(2)  Nonaccrual loans as a percent of total nonaccrual loans of MNB and CB of over $500 thousand.
(3)  Represents the cash interest payments received since loans outstanding as of
     March 31, 1994 were categorized as nonaccrual or in-substance foreclosures.
(4)  Periodic (at least quarterly) payments received represent at least 75 percent of the contractual principal and/or interest due.
(5)  Periodic (at least quarterly) payments received represent between 1 percent and 75 percent of the contractual principal and/or interest due.





















      44 1of2

                               Midlantic Corporation and Subsidiaries
                             TABLE XX - CONSOLIDATED SUMMARY OF INCOME
                               (In thousands, except per share data)

                                         MARCH 31    DEC. 31    SEPT. 30   JUNE 30    MARCH 31
FOR THE THREE MONTHS ENDED                   1994       1993        1993      1993        1993
                                         ________   ________    ________  ________    ________
INTEREST INCOME
 Interest and fees on loans              $160,559   $163,851    $163,931  $163,961    $163,027
 Interest on investment securities         27,705     24,109      21,441    21,283      25,215
 Interest on deposits with banks            4,964      3,919       4,727     4,894       4,779
 Interest on other short-term
  investments                               9,797      8,797      13,087    14,748      15,138
                                         ________   ________    ________  ________    ________
    Total interest income                 203,025    200,676     203,186   204,886     208,159
                                         ________   ________    ________  ________    ________
INTEREST EXPENSE
 Interest on deposits                      53,868     57,217      61,581    66,991      77,097
 Interest on short-term borrowings          5,123      3,080       2,581     2,854       3,071
 Interest on long-term debt                 8,660      8,856       8,857     8,864       9,808
                                         ________   ________    ________  ________    ________
    Total interest expense                 67,651     69,153      73,019    78,709      89,976
                                         ________   ________    ________  ________    ________
Net interest income                       135,374    131,523     130,167   126,177     118,183
  Provision for loan losses                 7,499     30,000      14,000    15,000      20,000
                                         ________   ________    ________  ________    ________
Net interest income after provision
 for loan losses                          127,875    101,523     116,167   111,177      98,183
NONINTEREST INCOME
 Trust income                               9,782     10,396      10,499    10,091      10,233
 Service charges on deposits               18,946     20,951      19,523    20,063      18,278
 Investment securities gains                1,263      2,142           3         9       4,851
 Income on factoring receivables            3,640      3,921       4,054     4,171       3,677
 Other                                     15,621     12,028      11,395    13,351      15,457
                                         ________   ________    ________  ________    ________
    Total noninterest income               49,252     49,438      45,474    47,685      52,496
                                         ________   ________    ________  ________    ________
                                          177,127    150,961     161,641   158,862     150,679
                                         ________   ________    ________  ________    ________
NONINTEREST EXPENSES
 Salaries and benefits                     56,214     57,212      55,738    52,060      54,322
 Net occupancy                             12,235     11,456      10,970    10,897      11,299
 Equipment rental and expense               6,925      6,372       5,777     6,805       7,927
 Other real estate owned, net               4,169     41,293      13,251    23,184      56,609
 FDIC assessment charges                    7,194      8,135       8,102     8,380       9,224
 Legal and professional fees                9,875     13,628      13,566    12,904      11,413
 Other                                     24,894     19,503      22,501    20,884      28,378
                                         ________   ________    ________  ________    ________
    Total noninterest expenses            121,506    157,599     129,905   135,114     179,172
                                         ________   ________    ________  ________    ________
Income (loss) before income taxes and
 cumulative effect of the changes in
 accounting principle                      55,621     (6,638)     31,736    23,748     (28,493)
  Income tax expense (benefit)              2,268    (65,698)    (15,151)  (17,168)    (13,026)
                                         ________   ________    ________  ________    ________
Income (loss) before cumulative
 effect of the changes in accounting
 principle                                 53,353     59,060      46,887    40,916     (15,467)

      44 2of2

  Cumulative effect of the change in
   accounting for postemployment
   benefits                                (7,528)        --          --        --          --
  Cumulative effect of the change in
   accounting for income taxes                 --         --          --        --      38,962
                                         ________   ________    ________  ________    ________
NET INCOME                               $ 45,825   $ 59,060    $ 46,887  $ 40,916    $ 23,495
                                         ========   ========    ========  ========    ========
(continued on next page)

















































                            Midlantic Corporation and Subsidiaries
                          TABLE XX - CONSOLIDATED SUMMARY OF INCOME
                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                         (continued)


                                          MARCH 31   DEC. 31   SEPT. 30   JUNE 30   MARCH 31
FOR THE THREE MONTHS ENDED                    1994      1993       1993      1993       1993
                                           _______   _______    _______   _______   ________
INCOME (LOSS) APPLICABLE TO PRIMARY
 COMMON SHARES
  Income (loss) before cumulative
   effect of the changes in
   accounting principle                    $52,447   $58,153    $45,981   $40,010   $(16,373)
  Net income                                44,919    58,153     45,981    40,010     22,589
INCOME (LOSS) APPLICABLE TO FULLY
 DILUTED COMMON SHARES
  Income (loss) before cumulative
   effect of the changes in
   accounting principle                     53,453    59,174     47,002    41,031    (16,373)
  Net income                                45,925    59,174     47,002    41,031     22,589
                                           =======   =======    =======   =======   ========
INCOME (LOSS) PER COMMON SHARE
  Income (loss) before cumulative
   effect of the changes in
   accounting principle
      Primary                                 $.98     $1.10       $.87      $.79      $(.35)
      Fully diluted                            .97      1.08        .86       .78       (.35)
  Cumulative effect of the changes in
   accounting principle
    Postemployment benefits
      Primary                                 (.14)       --         --        --         --
      Fully diluted                           (.14)       --         --        --         --
    Income taxes
      Primary                                   --        --         --        --        .83
      Fully diluted                             --        --         --        --        .83
  Net income
      Primary                                  .84      1.10        .87       .79        .48
      Fully diluted                            .83      1.08        .86       .78        .48
                                           =======   =======    =======   =======   ========
AVERAGE COMMON SHARES AND
 COMMON SHARE EQUIVALENTS
      Primary                               53,473    53,030     52,969    50,715     46,973
      Fully diluted                         55,077    54,610     54,601    52,277     47,042
                                           =======   =======    =======   =======   ========

                            Midlantic Corporation and Subsidiaries
         TABLE XXI - CONSOLIDATED SHARE AND PER SHARE INFORMATION AND PERFORMANCE RATIOS
                                           MARCH 31    DEC. 31    SEPT. 30   JUNE 30    MARCH 31
FOR THE THREE MONTHS ENDED                     1994       1993        1993      1993        1993
                                             ______     ______      ______    ______      ______
BOOK VALUE AT QUARTER-END                    $21.38     $20.56      $19.44    $18.56      $17.68
                                             ______     ______      ______    ______      ______
MARKET PRICES OF COMMON STOCK
 High                                        $30.88     $28.63      $27.75    $25.13      $22.38
 Low                                          24.25      22.25       21.13     17.50       18.13
 Close                                        28.13      25.50       27.50     21.13       21.88
                                             ______     ______      ______    ______      ______
OPERATING RATIOS
 Net interest margin                           4.42%      4.25%       4.22%     4.12%       3.76%
 Return on average assets                      1.34       1.72        1.37      1.20         .68
 Return on average common equity              16.66      22.43       18.69     18.12       11.40
 Return on average total equity               16.25      21.72       18.13     17.54       11.16
                                             ______     ______      ______    ______      ______
LIQUIDITY AND FUNDING RATIOS
 Liquidity ratio (1)                           28.6%      31.6%       28.7%     31.0%       30.3%
 Funding ratio (2)                            (21.0)     (25.0)      (30.9)    (33.7)      (23.9)
                                             ______     ______      ______    ______      ______
CAPITAL RATIOS
 Risk-adjusted ratios
   Tier 1 capital ratio (3)                    9.95%      9.28%       9.04%     8.45%       7.03%
   Total capital ratio (3)                    13.98      13.29       13.13     12.52       11.07
 Leverage ratio                                7.35       6.81        6.86       6.3        5.24
 Average equity as a % of
  average assets                               8.24       7.91        7.56      6.82        6.07
                                             ______     ______      ______    ______      ______
LOAN QUALITY RATIOS
 As a % of total period-end
  loans, net of unearned income
   Allowance for loan losses at period-end     4.56%      4.74%       5.96%     6.38%       6.84%
   Nonaccrual loans at period-end              3.03       3.19        5.60      6.23        7.10
 As a % of average loans, net
  of unearned income
   Net charge-offs (4)                          .63       1.75        1.91      2.82        1.35
   Provision for loan losses                    .37       1.40         .66       .72         .93
                                             ______     ______      ______    ______      ______
AVERAGE TOTAL LOANS, NET OF
 UNEARNED INCOME, AS A % OF
 AVERAGE TOTAL DEPOSITS                       72.22%     73.37%      72.80%    71.04%      71.75%
                                             ______     ______      ______    ______      ______
NONFINANCIAL DATA
 Total number of employees                    5,928      5,863       5,861     6,024       6,316
 Total number of full-time
   equivalent employees                       5,129      5,090       5,100     5,256       5,567
 Total number of banking offices                326        326         330       331         330
                                             ______     ______      ______    ______      ______

(1) Ratio of net short-term assets to net funding liabilities.
(2) Total purchased funds less investment securities due in one year and money market investments as a percentage of investment securities due in more than one year and total loans, net of unearned income.
(3) Based upon full implementation regulatory standards in effect at December 31, 1992.
(4) Ratios exclude net charge-offs on loans that were sold in bulk sales or transferred to assets held for accelerated disposition.

ITEM 1.   LEGAL PROCEEDINGS

          As Midlantic Corporation ("MC") reported in "Item 3 - Legal Proceedings" of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993, MC and various present and former directors and officers of MC are defendants in a consolidated action, initially commenced in March 1990, pending in Federal District Court in New Jersey (the "Action"). The Action has been instituted by shareholders of MC, either on behalf of MC against various directors and officers of MC, or directly against MC and various directors and officers of MC. In general, the Action seeks damages payable either to MC or to the shareholders and holders of certain debt securities because of alleged discrepancies between certain public statements made by MC and later results of MC's operations. The Action includes claims that certain actions of MC are void. The claims are based upon alleged violations of the United States securities laws and New Jersey common law. In their pleadings, plantiffs do not seek damages in a stated dollar amount.

          In June 1990, the plaintiffs filed a motion for class certification. The defendants moved to dismiss the complaint on July 31, 1990. On October 11, 1990, the Court filed an opinion denying the defendants' motion to dismiss the complaint. On December 3, 1990, an answer to the complaint was served on behalf of those defendants who had been served with the complaint. The parties have stipulated to the certification of a plaintiff class, which stipulation was reflected in an order entered by the Court on March 6, 1991. On May 6, 1991, the court entered a consent order setting forth a discovery schedule for the production of documents by MC. Currently, documents are being produced and depositions are being conducted.


ITEM 6A.  EXHIBITS

     10 Agreement and Plan of Merger among Midlantic Banks Inc., Midlantic National Bank and Continental Bank as amended through May 5, 1994.


ITEM 6B.  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the period covered by this report:

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                  Midlantic Corporation
                                                  _____________________
                                                       Registrant





                                        By         Howard I. Atkins
                                                  _____________________
   Date         May 13,  1994                      Howard I. Atkins
        _____________________________          Executive Vice President and
                                                  Chief Financial Officer





                                        By            James E. Kelly
                                                  _____________________
   Date         May 13, 1994                          James E. Kelly
        _____________________________                   Controller

                 INDEX OF EXHIBITS


EXHIBIT NUMBER
PER ITEM 601 OF
REGULATION S-K                                                     PAGE NUMBER
_______________                                                    ___________

           10    Agreement and Plan of Merger among Midlantic
                   Banks Inc., Midlantic National Bank and
                   Continental Bank as amended through May 5, 1994      50 - 69