Form 10-Q
period 1994-06-30
MIDLANTIC CORP
filed 1994-08-11
CIK 793548

                              FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D. C.   20549


(Mark One)
 ...X....   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended              June 30, 1994
                               ______________________________________
                                  OR

 ........   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the transition period from...............to..........................

Commission file number 0-15870

                        MIDLANTIC CORPORATION
                        ______________________

(Exact name of registrant as specified in its charter)

            NEW JERSEY                                    22-2699903
         _________________                              _______________

 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

       METRO PARK PLAZA, P.O. BOX 600, EDISON, NEW JERSEY 08818
       ________________________________________________________

(Address of principal executive offices)
(Zip Code)

                            (908) 321-8000
                            ______________

(Registrant's telephone number, including area code)

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

Yes ..X...      No ......

Shares outstanding on August 1, 1994
Common Stock, par value $3.00 per share - 52,452,208 shares

                MIDLANTIC CORPORATION AND SUBSIDIARIES
                              FORM 10-Q
                            June 30, 1994


                    PART I - FINANCIAL INFORMATION

INTRODUCTION  The interim financial information disclosed in this
              Form 10-Q should be read in conjunction with Midlantic Corporation's 1993 Annual Report to shareholders and Midlantic Corporation's 1993 Annual Report on Form 10-K as the disclosures contained within those reports are considered an integral part of this Form 10-Q.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The accompanying interim management's discussion on pages 12 through 28 provides an analysis of material changes in financial condition and results of operations in accordance with Item 303(b) of Regulation S-K and should be read in conjunction with the financial statements and related notes (see Item 1) and the tables presented on pages 29 through 47.





















      3 1OF2

                        MIDLANTIC CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF INCOME
                       (In thousands, except per share data)

                                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                                        JUNE 30              JUNE 30
                                                    1994        1993      1994         1993
                                                ________    ________  ________     ________
INTEREST INCOME
 Interest and fees on loans                     $168,539    $166,244  $331,021     $331,332
 Interest on investment securities
   Taxable interest income                        25,933      21,171    53,459       46,224
   Tax-exempt interest income                        148         112       327          274
 Interest on deposits with banks                   4,705       4,894     9,669        9,673
 Interest on other short-term investments         12,723      14,748    22,520       29,886
                                                ________    ________  ________     ________
        Total interest income                    212,048     207,169   416,996      417,389
                                                ________    ________  ________     ________
INTEREST EXPENSE
  Interest on deposits                            53,973      66,991   107,841      144,088
  Interest on short-term borrowings                5,253       2,854    10,376        5,925
  Interest on long-term debt                       8,619       8,864    17,279       18,672
                                                ________    ________  ________     ________
        Total interest expense                    67,845      78,709   135,496      168,685
                                                ________    ________  ________     ________
Net interest income                              144,203     128,460   281,500      248,704
  Provision for loan losses                        5,604      15,624    13,625       36,164
                                                ________    ________  ________     ________
Net interest income after provision
  for loan losses                                138,599     112,836   267,875      212,540
NONINTEREST INCOME
  Trust income                                    10,860      10,331    20,642       20,564
  Service charges on deposits                     19,020      20,063    37,966       38,341
  Investment securities (losses) gains            (4,637)          9    (3,374)       4,860
  Net gains on disposition of assets              25,056          --    25,056           --
  Other                                           19,930      14,999    37,268       32,072
                                                ________    ________  ________     ________
        Total noninterest income                  70,229      45,402   117,558       95,837
                                                ________    ________  ________     ________
                                                 208,828     158,238   385,433      308,377
                                                ________    ________  ________     ________
NONINTEREST EXPENSES
  Salaries and benefits                           57,901      52,060   114,115      106,382
  Net occupancy                                   10,820      10,897    23,055       22,196
  Equipment rental and expense                     5,990       6,805    12,915       14,732
  Other real estate owned, net                     1,800      23,184     5,969       79,793
  FDIC assessment charges                          7,187       8,380    14,381       17,604
  Legal and professional fees                     11,260      12,904    21,135       24,317
  Other                                           29,363      20,260    53,735       48,098
                                                ________    ________  ________     ________
        Total noninterest expenses               124,321     134,490   245,305      313,122
                                                ________    ________  ________     ________




      3 2OF2

Income (loss) before income taxes and
 cumulative effect of the changes in
 accounting principle                             84,507      23,748   140,128       (4,745)
Income tax expense (benefit)                      12,228     (17,168)   14,496      (30,194)
                                                ________    ________  ________     ________
Income before cumulative effect
  of the changes in accounting principle          72,279      40,916   125,632       25,449
   Cumulative effect of the change in
     accounting for postemployment benefits           --          --    (7,528)          --
   Cumulative effect of the change
     in accounting for income taxes                   --          --        --       38,962
                                                ________    ________  ________     ________
NET INCOME                                      $ 72,279    $ 40,916  $118,104     $ 64,411
                                                ========    ========  ========     ========

                                   (continued on next page)

                      MIDLANTIC CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                      (in thousands, except per share data)
                                (continued)

                                                  THREE MONTHS ENDED      SIX MONTHS ENDED
                                                        JUNE 30                 JUNE 30
                                                    1994        1993       1994       1993
                                                 =======     =======   ========    =======
INCOME APPLICABLE TO PRIMARY
 COMMON SHARES
  Income before cumulative effect
   of the changes in accounting principle        $71,372     $40,010   $123,819    $23,637
  Net income                                      71,372      40,010    116,291     65,599
INCOME APPLICABLE TO FULLY
 DILUTED COMMON SHARES
  Income before cumulative effect
   of the changes in accounting principle         72,371      41,031    125,824     23,637
  Net income                                      72,371      41,031    118,296     62,599
                                                 =======     =======   ========    =======
INCOME PER COMMON SHARE
  Income before cumulative effect
   of the changes in accounting principle
      Primary                                      $1.35        $.79      $2.34       $.48
      Fully diluted                                 1.33         .78       2.31        .48
  Cumulative effect of the changes in
   accounting principle
    Postemployment benefits
      Primary                                         --          --       (.14)        --
      Fully diluted                                   --          --       (.14)        --
    Income taxes
      Primary                                         --          --         --        .80
      Fully diluted                                   --          --         --        .80
  Net income
      Primary                                       1.35         .79       2.20       1.28
      Fully diluted                                 1.33         .78       2.17       1.28
                                                 =======     =======    =======    =======
AVERAGE COMMON SHARES AND COMMON SHARE
 EQUIVALENTS
      Primary                                     52,915      50,715     52,868     48,854
      Fully diluted                               54,467      52,277     54,445     48,889
                                                 =======     =======   ========    =======

See Notes to Consolidated Financial Statements.











      5 1of2

                    MIDLANTIC CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)
                                                              JUNE 30    December 31
                                                                 1994           1993
                                                          ___________    ___________
ASSETS
  Cash and due from banks                                 $   872,258    $   712,960
  Interest-bearing deposits in other banks                    403,976        488,821
  Other short-term investments                              1,451,000      1,290,000
  Investment securities (market value 1994,
   $1,880,851; 1993, $2,467,793)                            1,936,195      2,455,410

  Total loans (net of unearned income of $141,794
    in 1994 and $137,241 in 1993)                           8,397,659      8,409,697
  Less: allowance for loan losses                             373,345        400,311
                                                          ___________    ___________
  Net loans                                                 8,024,314      8,009,386
                                                          ___________    ___________
  Premises and equipment, net                                 148,455        155,129
  Due from customers on acceptances                            12,642         11,084
  Other real estate owned, net                                108,308        132,670
  Taxes receivable and net deferred tax assets                173,190        202,823
  Other assets                                                298,687        450,895
                                                          ___________    ___________
        Total assets                                      $13,429,025    $13,909,178
                                                          ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Domestic deposits
    Noninterest-bearing demand                            $ 2,817,001    $ 2,839,885
    Interest-bearing demand                                 1,381,768      1,433,690
    Savings                                                 1,681,974      1,582,614
    Retail money market accounts                            2,095,962      2,193,582
    CDs over $100,000                                         395,896        423,134
    Other time                                              2,756,597      3,105,623
  Overseas branch deposits                                     12,575          9,273
                                                          ___________    ___________
        Total deposits                                     11,141,773     11,587,801
                                                          ___________    ___________
  Short-term borrowings                                       506,391        674,497
  Bank acceptances outstanding                                 12,642         11,084
  Other liabilities                                           157,684        126,480
  Long-term debt                                              373,000        386,752
                                                          ___________    ___________
        Total liabilities                                  12,191,490     12,786,614
                                                          ___________    ___________










      5 2of2

  Shareholders' equity
   Capital stock
     Preferred stock: no par value
       Authorized 40,000,000 shares
         Issued 500,000 shares in 1994 and 1993                50,000         50,000
     Common stock: par value $3 per share
        Authorized 150,000,000 shares
          Issued 52,406,449 shares in 1994 and
          52,173,999 shares in 1993                           157,219        156,522
   Surplus                                                    608,757        603,732
   Retained earnings                                          423,375        312,310
   Net unrealized holding losses on available
     for sale securities, net of taxes                         (1,816)            --
                                                          ___________    ___________
     Total shareholders' equity                             1,237,535      1,122,564
                                                          ___________    ___________
       Total liabilities and shareholders' equity         $13,429,025    $13,909,178
                                                          ===========    ===========

See Notes to Consolidated Financial Statements.





































      6 1of2

                         MIDLANTIC CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (In thousands)

FOR THE SIX MONTHS ENDED JUNE 30                                    1994          1993
                                                               _________   ___________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                   $ 118,104   $    64,411
  Adjustments to reconcile net income
   to net cash provided by operating activities
     Provision for loan and OREO losses                           19,625       120,095
     Depreciation of premises and equipment                       11,628        13,083
     Amortization of goodwill and other intangibles                3,225         3,177
     Deferred income tax expense                                  31,241        13,706
     Cumulative effect of changes in accounting principle
       Income taxes                                                   --       (38,962)
       Postemployment benefits                                     7,528            --
     Net accretion of investment securities                       (5,139)      (10,560)
     Accretion of net deferred loan fees                          (4,530)       (5,172)
     Net gains on the sales of assets                            (27,351)       (8,849)
     Net decrease in trading account assets                          480         4,915
     Net decrease in OREO                                          2,215        17,152
     Net increase in accrued interest receivable                  (7,585)       (5,646)
     Net decrease in accrued interest payable                     (2,482)      (11,197)
     Net (increase) decrease in taxes receivable and
      net deferred tax assets                                       (357)       58,730
     Net decrease (increase) in other assets                      27,435       (31,695)
     Net increase (decrease) in other liabilities                 21,833       (23,021)
     Other                                                          (621)       (3,651)
                                                               _________   ___________
        Net cash provided by operating activities                195,249       156,516
                                                               _________   ___________
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from bulk sales of loans and OREO                     221,723       185,556
  Proceeds from sales of OREO                                     30,789        45,090
  Net decrease in money market investments with
   an original maturity of 3 months or less                      333,870       545,031
  Proceeds from money market investments with an
   original maturity of greater than 3 months                    448,040       772,097
  Purchases of money market investments with an
   original maturity of greater than 3 months                   (858,065)   (1,441,040)
  Proceeds from sales of available-for-sale securities           889,156       577,247
  Proceeds from matured investment securities                    548,890       342,633
  Purchases of investment securities                            (920,648)     (625,434)
  Net (increase) decrease in loans                               (95,822)       88,739
  Purchases of premises and equipment                             (5,083)      (10,284)
  Sales of premises and equipment                                    346           477
                                                               _________   ___________
        Net cash provided by investing activities                593,196       480,112
                                                               _________   ___________






      6 2of2

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in deposits                                      (446,028)     (739,862)
  Net (decrease) increase in short-term borrowings              (168,106)       47,851
  Payments on long-term debt                                     (13,752)      (50,015)
  Cash dividends paid                                             (6,133)           --
  Proceeds from issuances of common stock                          4,872       107,386
                                                               _________   ___________
        Net cash used by financing activities                   (629,147)     (634,640)
                                                               _________   ___________
NET INCREASE IN CASH AND CASH EQUIVALENTS                      $ 159,298   $     1,988
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 712,960       799,194
                                                               _________   ___________
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 872,258   $   801,182
                                                               =========   ===========

See Notes to Consolidated Financial Statements.









































      7 1of2

                       MIDLANTIC CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (In thousands, except share and per share data)

FOR THE SIX MONTHS ENDED JUNE 30                                       1994            1993
                                                                 __________      __________
PREFERRED STOCK AT JANUARY 1 AND JUNE 30                         $   50,000      $   50,000
                                                                 ==========      ==========
COMMON STOCK
 Balance at January 1                                            $  156,522      $  138,443
  Issuance of 5,750,000 common shares
   in a public offering                                                  --          17,250
  Issuance of 35,776 common shares in 1994 and
   89,091 common shares in 1993 for preferred
   stock dividend                                                       107             267
  Issuance of 175,958 common shares and 2,042 common
   treasury shares in 1994 and 22,096 common shares
   in 1993 for stock options                                            528              67
  Issuance of 20,716 common shares in 1994
   purchased by Midlantic's 401(k) plan                                  62              --
                                                                 __________      __________
  Balance at June 30                                             $  157,219      $  156,027
                                                                 ==========      ==========
SURPLUS
  Balance at January 1                                           $  603,732      $  509,464
   Issuance of common shares for preferred
    stock dividend                                                      799           1,546
   Issuance of common shares and common treasury
    shares for stock options                                          3,693              79
   Issuance of common shares in a public offering                        --          89,890
   Issuance of common shares purchased by
    Midlantic's 401(k) plan                                             533              --
                                                                 __________      __________
  Balance at June 30                                             $  608,757      $  600,979
                                                                 ==========      ==========
RETAINED EARNINGS
  Balance at January 1                                           $  312,310      $  145,578
   Net income                                                       118,104          64,411
   Cash dividends paid in 1994
     Preferred stock                                                   (907)             --
     Common stock                                                    (5,226)             --
   Issuance of common shares for
    preferred stock dividend                                           (906)         (1,813)
                                                                 __________      __________
  Balance at June 30                                             $  423,375      $  208,176
                                                                 ==========      ==========
NET UNREALIZED HOLDING GAINS (LOSSES)
 ON AVAILABLE FOR SALE SECURITIES
   Cumulative effect of adoption of change
    in accounting for investment securities                      $    1,859      $       --
   Change in unrealized holding gains                                (3,675)             --
                                                                 __________      __________
  Balance at June 30                                             $   (1,816)     $       --
                                                                 ==========      ==========


      7 2of2

TREASURY STOCK
  Balance at January 1                                           $       --      $      (23)
  Addition of 2,042 common shares in 1994
   and 4,081 common shares in 1993                                      (56)            (95)
  Issuance of 2,042 common treasury
   shares in 1994 and 4,268 common
   treasury shares in 1993 for stock options                             56             100
                                                                 __________      __________
  Balance at June 30                                             $       --      $      (18)
                                                                 ==========      ==========
TOTAL SHAREHOLDERS' EQUITY
  Balance at January 1                                           $1,122,564      $  843,462
  Net changes during period                                         114,971         171,702
                                                                 __________      __________
  Balance at June 30                                             $1,237,535      $1,015,164
                                                                 ==========      ==========

                          MIDLANTIC CORPORATION AND SUBSIDIARIES
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATIONS - Certain captions in the financial statements presented for prior periods have been reclassified to conform with the 1994 presentation.

Effective June 30, 1994 and for all prior periods presented, the Corporation reclassified factored receivables and the allowance for factored receivables from other assets/other liabilities to loans and the allowance for loan losses, respectively. Net discount income earned on factored receivables was reclassified from noninterest income to interest income on loans while the provision for losses on factored receivables was transferred from other noninterest expenses to the provision for loan losses. Such reclassifications were made to conform with general industry practice and are not considered to have a material effect on Midlantic's results of operations or financial condition.

ASSETS HELD FOR ACCELERATED DISPOSITION - During 1993 and 1994, the Corporation initiated and completed two major bulk sale programs of distressed real estate assets. Prior to their actual sales, these assets, comprised of commercial real estate loans and other real estate owned ("OREO"), were transferred to other assets as assets held for accelerated disposition ("AHAD"). Such assets were carried at fair value less the estimated cost of disposing of the properties ("net realizable value").

In the first bulk sale program, Midlantic transferred loans and OREO with a book value and a net realizable value of $244.0 million and $165.3 million, respectively, to AHAD during the first six months of 1993. In the second quarter of 1993, two bulk sales were completed. At June 30, 1993, AHAD amounted to $22.4 million. These assets, along with certain additional loans and OREO that were later transferred to AHAD, were subsequently sold in the last half of 1993.

In the second bulk sale program, commenced in December 1993, the Corporation initially transferred loans and OREO with a book value and a net realizable value of $292.2 million and $158.2 million, respectively, to AHAD. During the first six months of 1994, additional loans and OREO with a book value of $69.1 million and a net realizable value of $56.9 million, were transferred to AHAD. Substantially a ll of the assets designated for bulk sale at year-end 1993 and during 1994 were sold by the end of the second quarter of 1994. A gain of $25.1 million was realized in the second quarter of 1994 on these sales. At June 30, 1994, $20.9 million of assets designated for accelerated disposition remained outstanding. Such assets are expected to be sold or settled on an individual basis by year-end 1994.

CAPITAL STOCK
COMMON STOCK - On July 20, 1994, the Board of Directors of MC ("the Board") declared a quarterly cash dividend on the Corporation's common stock of $.13 per share to shareholders of record on August 1, 1994, payable on August 15, 1994. This followed the declaration and payment of a cash dividend of $.10 per share on the common stock during the second quarter of 1994.

On May 4, 1993, Midlantic issued, through a public offering, 5.750 million shares of common stock for a net cash price of $107.1 million.

PREFERRED STOCK - On June 22, 1994, the Board declared a cash dividend on MC's Term Adjustable Rate Cumulative Preferred Stock - Series A (the "Preferred

Stock") of $907 thousand, representing full payment of the second quarter 1994 dividend requirement, payable in the third quarter of 1994. Based upon a July 22, 1992 agreement between Midlantic and the holder of the Preferred Stock, dividends on the Preferred Stock for the second half of 1991 (as well as payments in arrears) and all of 1992 and 1993 were paid through the issuance of shares of Midlantic's common stock in lieu of a cash payment. Pursuant to that agreement, Midlantic, at its discretion, may pay dividends in cash or in shares of common stock or in any combination thereof, so long as any such issuance would not result in the holder of the Preferred Stock being the beneficial owner of more than 4.99 percent of the outstanding shares of Midlantic's common stock.

FINANCIAL INSTRUMENTS - The following table summarizes Midlantic's significant off-balance sheet financial instruments at June 30, 1994:

                                                                                   JUNE 30
(In thousands)                                                                        1994
                                                                                __________
Unused commitments to extend credit                                             $2,964,918
Financial standby letters of credit and similar arrangements                       121,480
Performance standby letters of credit and similar arrangements                     146,522
Commercial letters of credit and other short-term trade-related contingencies       58,116
Notional amount of interest rate swaps
  Agreements to receive a fixed rate of interest                                 3,303,066
  Agreements to pay a fixed rate of interest                                       598,500
  Agreements to receive and pay a variable rate of interest                        300,000
Foreign exchange contracts                                                          63,789
                                                                                ==========

STATEMENT OF CASH FLOWS - Cash paid during the first six months of 1994 and 1993 for interest on deposits, short-term borrowings and long-term debt amounted to $123.8 million and $179.9 million, respectively. Net cash received for federal and state income taxes during the first six months of 1994 and 1993 was $14.7 million and $85.5 million, respectively.

During the first half of 1994 and 1993, $11.4 million and $102.2 million, respectively, of loans, net of charge-offs, were transferred into OREO. The transfer of loans to OREO and the transfer of loans and OREO to assets held for accelerated disposition constituted non-cash transactions and, accordingly, are not reflected in the statement of cash flows.

POSTEMPLOYMENT BENEFITS - In the first quarter of 1994, Midlantic adopted Statement of Financial Accounting Standards ("FAS") No. 112 "Employers' Accounting for Postemployment Benefits" as a cumulative effect of a change in accounting principle. The cumulative effect of this change in accounting principle reduced net income for the first six months of 1994 by $7.5 million or $.14 per fully diluted common share (net of income taxes). FAS No. 112 requires accrual accounting for postemployment benefits (benefits such as severance and disability payments to former or inactive employees after employment but before retirement) under the following circumstances: if the employees' rights to those benefits are attributable to services already rendered and the rights to those benefits accumulate or vest and if payment of the benefits is probable and the amount of the benefits can be reasonably estimated. If the four criteria mentioned cannot be met, the employer should accrue an obligation for these benefits when payment is both probable and estimable. Prior to the adoption of FAS No. 112, Midlantic accounted for postemployment benefits on a pay-as-you-go basis.

ACCOUNTING FOR INVESTMENTS IN DEBT AND EQUITY SECURITIES - As of January 1, 1994, Midlantic adopted FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which establishes the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. In accordance with FAS No. 115, those investments are classified and accounted for in three categories: (1) held to maturity securities, which are reported at amortized cost; (2) trading securities, which are reported at fair value with unrealized gains and losses included in earnings (which is consistent with Midlantic's prior accounting policy for such securities); and (3) available-for-sale securities, which are reported at fair value with unrealized gains and losses, net of applicable income taxes, reported as a separate component of shareholders' equity and excluded from earnings. Data for periods prior to January 1, 1994 have not been restated.

Net unrealized holding losses on available-for-sale securities were $1.8 million at June 30, 1994, compared to a $1.9 million gain which was recorded on January 1, 1994 when FAS No. 115 was adopted, and were included as a component of shareholders' equity.

The investment securities portfolio at June 30, 1994 was comprised of the following:

(In thousands)                                              June 30, 1994
                                                               __________
Securities held to maturity                                    $1,528,673
Securities available for sale                                     388,618
Trading securities                                                 18,904
                                                               __________
Total investment securities                                    $1,936,195
                                                               ==========

INCOME TAXES - In the first quarter of 1993, the Corporation adopted FAS No. 109 "Accounting for Income Taxes" as a cumulative effect of a change in accounting principle. The cumulative effect of this change in accounting principle increased year-to-date, June 30, 1993 net income by $39.0 million or $.80 per fully diluted common share. FAS No. 109 requires a change from the "deferred tax method", utilized by the Corporation prior to 1993, to a comprehensive tax allocation using the "liability method" of accounting for income taxes. Under the liability method, deferred income taxes are provided for temporary differences based upon the expected tax rates in the years that payment or receipt of such taxes is expected, and adjustment of the deferred tax asset or liability is required to reflect subsequent changes in income tax rates. The establishment of a valuation allowance is required for that portion of a deferred tax asset for which a tax benefit is not expected to be realized. As of June 30, 1994, the Corporation had approximately $62.5 million of FAS No. 109 valuation reserves which represent currently unrecognized federal and state income tax benefits.

POSTRETIREMENT BENEFIT EXPENSES - In the first quarter of 1993, the Corporation adopted FAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" which requires that the projected future cost of providing postretirement health care and other benefits be recognized on an accrual basis during the periods employees provide services to earn those benefits. The transition obligation, which is the unfunded and unrecognized accumulated postretirement benefit obligation for all plan participants at the time of adoption, is amortized by the Corporation (at its election) on a straight-line basis over a period of 20 years, beginning in 1993 and is included as a component of net periodic postretirement cost. The effect of the change in accounting for postretirement benefits from a cash basis to an accrual basis did not significantly impact the Corporation's earnings.

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

































      12 1of2
MIDLANTIC CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
Midlantic Corporation and Subsidiaries ("Midlantic" or the "Corporation") reported net income of $72.3 million or $1.33 per fully diluted common share for the three months ended June 30, 1994 compared with net income of $40.9 million, or $.78 per fully diluted common share for the corresponding period of 1993. For the six months ended June 30, 1994, net income amounted to $118.1 million or $2.17 per fully diluted common share compared with net income of $64.4 million or $1.28 per fully diluted common share for the first six months of 1993.

Income before taxes, credit provisions and certain nonrecurring gains or charges ("core earnings") amounted to $78.3 million in the second quarter of 1994, nearly 15 percent over the level recorded in the second quarter of 1993. For the first six months of 1994, core earnings were $144.2 million compared to $110.5 million in 1993. The rise in core earnings primarily reflects increasing net interest income due to a widening spread between the yield earned on interest-earning assets and funding costs which more than offset a decline in average loans. The following table summarizes Midlantic's results of operations for the three months and six months ended June 30, 1994 and 1993:

MAJOR COMPONENTS OF THE RESULTS OF OPERATIONS
                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                            JUNE 30                JUNE 30
(In thousands)                                        1994          1993       1994      1993
                                                  ________      ________   ________  ________
INCOME BEFORE TAXES, CREDIT PROVISIONS
 AND NONRECURRING ITEMS ("CORE EARNINGS")
Net interest income                               $144,203      $128,460   $281,500  $248,704
Noninterest income (1)                              49,810        45,393     95,876    90,977
Noninterest expenses (1)                           115,721       105,757    233,205   229,190
                                                  ________      ________   ________  ________
CORE EARNINGS                                       78,292        68,096    144,171   110,491
                                                  ________      ________   ________  ________



















      12 2of2
ADDITIONS
  Investment securities (losses) gains              (4,637)            9     (3,374)    4,860
  Net gains on disposition of assets                25,056            --     25,056        --
DEDUCTIONS
  Provision for loan losses                          5,604        15,624     13,625    36,164
  Provision for OREO (2)                             2,500        28,733      6,000    83,932
  Expenses relating to the proposed consoli-
   dation of operations of bank subsidiaries         6,100            --      6,100        --
                                                  ________      ________   ________  ________
Income (loss) before income taxes and cumulative
 effect of changes in accounting principle          84,507        23,748    140,128    (4,745)
Income tax expense (benefit)                        12,228       (17,168)    14,496   (30,194)
                                                  ________      ________   ________  ________
Income before cumulative effect of
 changes in accounting principle                    72,279        40,916    125,632    25,449
Cumulative effect of changes in
 accounting principle                                   --            --     (7,528)   38,962
                                                  ________      ________   ________  ________
NET INCOME                                        $ 72,279      $ 40,916   $118,104  $ 64,411
                                                  ========      ========   ========  ========

(1) Noninterest income excludes investment securities gains or losses and net gains on asset dispositions, while noninterest expenses excludes expenses relating to the proposed consolidation of operations of bank subsidiaries.
(2) Results of operations for the six months ended June 30, 1993 include a $34 million special provision for OREO that was identified for accelerated disposition.

RECENT ACTIVITIES OF THE CORPORATION

On April 21, 1994, the Corporation filed an application with the Office of the Comptroller of the Currency ("OCC") to merge Continental Bank ("CB") into Midlantic National Bank ("MNB"). Upon completion of this proposed merger, the combined bank will be named Midlantic Bank, National Association. Pending regulatory approval, it is anticipated that this merger will be completed by the end of the third quarter of 1994. In connection with this merger, MNB's direct parent, Midlantic Banks Inc., will also be merged into Midlantic Corporation. During the second quarter of 1994, Midlantic recorded an accrual of $6.1 million for one-time expenses relating to the proposed consolidation of operations of bank subsidiaries, which included the cost of communicating the change in names and severance expenses resulting from the elimination of duplicate operations.

Following Midlantic's significant improvements in financial condition and performance, asset quality and capital ratios, in March 1994, the Federal Reserve Bank of New York ("FRB") and the OCC terminated the written agreements under which the Corporation and MNB operated. In addition, in April 1994, the Corporation's Board of Directors (the "Corporation's Board") approved the first cash dividend on Midlantic's common stock since the third quarter of 1990, of $.10 per common share. A quarterly cash dividend of $.13 per common share was declared in July 1994.

During 1993 and 1994, the Corporation initiated and completed two major bulk sales programs of distressed real estate assets. The Corporation sold commercial real estate loans and other real estate owned ("OREO") with a gross book value of approximately $300 million in each of the bulk sales programs. Prior to the sales, these assets were transferred to other assets as "assets held for accelerated disposition" and carried at net realizable value. The first bulk sales program was initiated and completed in 1993, while the second bulk sales program, initiated in late 1993, was completed in the second quarter of 1994. In the second quarter of 1994, the Corporation realized a net gain on assets sold in bulk sales of $25.1 million. At June 30, 1994, $20.9 million of assets designated for accelerated disposition remained outstanding. Such assets are expected to be sold or settled on an individual basis by year-end 1994.

In the second quarter of last year, the Corporation bolstered its capital base through the issuance, in a public offering, of 5.75 million shares of common stock for net proceeds of $107.1 million.

RESULTS OF OPERATIONS
SECOND QUARTER 1994 VS SECOND QUARTER 1993
SIX MONTHS ENDED JUNE 30, 1994 VS SIX MONTHS ENDED JUNE 30, 1993

NET INTEREST INCOME
Net interest income ("NII") for the second quarter of 1994 exceeded that of the second quarter of 1993 by $15.7 million or 12.3 percent. For the six months ended June 30, 1994, NII increased $32.8 million or 13.2 percent over the comparable period of 1993.


NET INTEREST INCOME/NET INTEREST MARGIN
                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                        JUNE 30                       JUNE 30
(Dollars in thousands)          1994      1993   Variance      1994      1993  Variance
                            ________  ________    _______  ________  ________   _______
Net interest income         $144,203  $128,460    $15,743  $281,500  $248,704   $32,796
Net interest margin*            4.72%     4.16%       .56%     4.58%     3.97%      .61%
                            ________  ________    _______  ________  ________   _______

* Net interest income (not on a tax-equivalent basis) as a percent of those average assets which generate contractual interest receivables.

NII for the periods under analysis was primarily affected by declining funding costs relative to asset yields. Lower levels of nonaccrual assets and higher short-term market interest rates moderated the unfavorable effect on NII of a decline in interest-earning assets.

Average interest-earning assets declined $124.5 million and $223.9 million for the three months and six months ended June 30, 1994, respectively, when compared with average interest-earning assets for the corresponding periods of 1993. This primarily reflected a decline in deposits which may be partially a result of an industry-wide movement of depositors' funds to non-deposit instruments. This decline in funding was accommodated by a contraction in average loans and money market investments aggregating $551.6 million for the quarter and $711.7 million for the year-to-date. Average loans decreased $182.1 million and $308.8 million for the quarter and six months ended June 30, 1994, respectively, compared to the same periods of last year. Loans sold in bulk sales or identified for accelerated disposition and charge offs were primarily responsible for the decrease in loans for the quarter and year-to-date periods of 1994 compared with the same periods of the prior year. On average, consumer loans were $605.3 million or 34.8 percent higher than in the first six months of 1993. However, commercial loans and real estate loans fell by $277.0 million or 8.3 percent and $637.1 million or 17.8 percent, respectively, when comparing average balances for the first six months of 1994 and 1993. Excluding real estate loans, the balance of which continues to decline as older credits run off, loan originations during the first two quarters of 1994 were stronger than in recent quarterly periods. Commercial loans and consumer loans increased in the aggregate by $289.4 million or 5.3 percent from the balance at December 31, 1993.





      15 1of2

AVERAGE BALANCES
                                              THREE MONTHS ENDED             SIX MONTHS ENDED
                                                   JUNE 30                       JUNE 30
(In millions)                              1994      1993   Variance      1994     1993   Variance
                                        _______   _______      _____   _______  _______      _____
Interest-earning assets                 $12,257   $12,382      $(125)  $12,388  $12,612      $(224)
Interest-bearing sources of funds         9,501    10,019       (518)    9,638   10,246       (608)
Noninterest-bearing sources of funds*     2,756     2,363        393     2,750    2,366        384
                                        _______   _______      _____   _______  _______      _____

* Primarily comprised of noninterest-bearing demand deposits.

The net interest margin increased 56 basis points and 61 basis points in the second quarter and first six months of 1994, respectively, as compared to the same periods of 1993, primarily reflecting the favorable impact of the recent rise in short-term interest rates on interest-earning assets and growth in consumer receivables as well as lower funding costs and lower levels of nonaccrual loans.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $5.6 million and $13.6 million for the second quarter and first six months of 1994, respectively, compared with $15.6 million and $36.2 million for the corresponding periods of 1993. Based upon Midlantic's methodology for establishing an allowance for loan losses as discussed under the "Asset Quality" and "Allowance for Loan Losses" sections of this report, Midlantic believes that its allowance for loan losses, after giving effect to 1994 loan loss provisions, was adequate at June 30, 1994 to absorb estimated losses in its credit portfolios.

NONINTEREST INCOME

NONINTEREST INCOME
                                   THREE MONTHS ENDED             SIX MONTHS ENDED
                                        JUNE 30                       JUNE 30
(In thousands)                  1994      1993   Variance      1994     1993   Variance
                             _______   _______    _______  ________  _______    _______
Trust income                 $10,860   $10,331    $   529  $ 20,642  $20,564    $    78
Service charges on
 deposit accounts             19,020    20,063     (1,043)   37,966   38,341       (375)
Investment securities
 (losses) gains               (4,637)        9     (4,646)   (3,374)   4,860     (8,234)
Income earned on factoring
 receivables                   1,971     1,888         83     3,688    3,504        184
Net gains on disposition of
 assets                       25,056        --     25,056    25,056       --     25,056
Miscellaneous                 17,959    13,111      4,848    33,580   28,568      5,012
                             _______   _______    _______  ________  _______    _______
  TOTAL NONINTEREST INCOME   $70,229   $45,402    $24,827  $117,558  $95,837    $21,721
                             =======   =======    =======  ========  =======    =======


      15 2of2

Trust fees for both the three month and six month periods ended June 30, 1994 benefitted from a higher level of investment advisory fees (reflecting both revised fee schedules and an expansion in business activity) from the "Compass Capital Group", Midlantic's proprietary mutual fund group, and fees generated from "Enhanced Asset Management", a financial tool that matches asset allocation to the trust or investment client's risk and return objectives. The favorable impact of such fees was partially offset by the termination of a small number of employee benefit accounts.


















































      16 1of2
Service charge income decreased by $1.0 million or 5.2 percent for the second quarter of 1994 and was substantially level for the first six months of 1994. The decline for the quarter reflects a nominally lower level of business activity, particularly in commercial services.

Net investment securities losses amounted to $4.6 million for the quarter ended June 30, 1994. For the six months ended June 30, 1994, net investment securities losses were $3.4 million compared with net investment securities gains of $4.9 million for the corresponding period of 1993. Net losses in 1994 were realized primarily from the sale of nearly $900 million of U.S. Treasury securities, the proceeds of which were then available for reinvestment at higher yields. Gains in 1993 were realized from the sale of $562 million of U.S. Treasury securities in the first quarter that had been previously identified for sale.

During the second quarter of 1994, the Corporation recorded $25.1 million of net gains on the sale of loans and OREO that had previously been identified for accelerated disposition (see "Recent Activities of the Corporation"). The $4.8 million and $5.0 million rise in miscellaneous noninterest income for the quarter and year-to-date periods of 1994, respectively, primarily reflected revenues received from assets held for accelerated disposition prior to their sale as well as higher levels of automated teller fees.

NONINTEREST EXPENSES

NONINTEREST EXPENSES
                                                        THREE MONTHS ENDED             SIX MONTHS ENDED
                                                              JUNE 30                       JUNE 30
(In thousands)                                        1994      1993   Variance       1994      1993  Variance
                                                  ________  ________   ________   ________  ________  ________
Salaries and benefits                             $ 57,901  $ 52,060   $  5,841   $114,115  $106,382  $  7,733
Net occupancy                                       10,820    10,897        (77)    23,055    22,196       859
Equipment rental and expense                         5,990     6,805       (815)    12,915    14,732    (1,817)
Other real estate owned, net                         1,800    23,184    (21,384)     5,969    79,793   (73,824)
FDIC assessment charges                              7,187     8,380     (1,193)    14,381    17,604    (3,223)
Legal and professional fees                         11,260    12,904     (1,644)    21,135    24,317    (3,182)
Expenses relating to the proposed consolidation
 of operations of bank subsidiaries                  6,100        --      6,100      6,100        --     6,100
Miscellaneous                                       23,263    20,260      3,003     47,635    48,098      (463)
                                                  ________  ________   ________   ________  ________  ________
  TOTAL NONINTEREST EXPENSES                      $124,321  $134,490   $(10,169)  $245,305  $313,122  $(67,817)
                                                  ========  ========   ========   ========  ========  ========














      16 2of2

Salaries and benefits expense increased $5.8 million or 11.2 percent for the second quarter of 1994 and increased $7.7 million or 7.3 percent for the first six months of 1994. The increase in salaries and benefits expense primarily reflected performance-based salary increases granted employees, accruals for bonus and profit sharing plans plus expenses associated with Financial Accounting Standard ("FAS") No. 112, "Employers' Accounting for Postemployment Benefits" (including liability for disability payments) which was adopted January 1, 1994. Certain profit sharing and incentive plans were not in effect during the first half of 1993.

For the six months ended June 30, 1994, net occupancy costs were $859 thousand or 3.9 percent higher than for the corresponding period of 1993 due largely to heavier than normal snow and ice removal costs. The $815 thousand and $1.8 million decline in equipment rental and expense for the three months and six months ended June 30, 1994, respectively, reflected the renegotiation of equipment rental contracts and a decline in depreciation.

Expenses associated with OREO decreased $21.4 million for the second quarter of 1994 compared to the corresponding period of 1993. On a year-to-date basis, OREO expenses in 1994 declined $73.8 million compared to the same period in 1993. Included in the second quarter and year-to-date 1994 expenses were charges of $2.5 million and $6.0 million, respectively, which adjusted the carrying value of certain OREO properties to approximate net realizable value. This compares with adjustments to carrying value of $28.7 million and $49.9 million for the corresponding periods of 1993, respectively. The decline in such adjustments in 1994 is primarily due to lower levels of OREO assets and to an apparent price stabilization on many OREO properties as reflected by appraisals received during these periods. In the first quarter of 1993, $34.0 million was also specially provided against those OREO properties transferred to "assets held for accelerated disposition" and subsequently sold later in the year. That special provision represented the adjustment to carrying values necessary in the Corporation's judgment to reflect the net realizable value of those assets when liquidated in an accelerated manner in bulk sales transactions. OREO expenses in both 1994 and 1993 also included operating costs, net of rental income, for OREO properties and net gains or losses on OREO sold in the normal course of business.

The Federal Deposit Insurance Corporation ("FDIC") assessment decreased by $1.2 million or 14.2 percent for the three months ended June 30, 1994 and decreased by $3.2 million or 18.3 percent for the first six months of 1994 largely as a result of a decline in the premium paid by Midlantic's bank subsidiaries. The level of expenses in the first half of 1993 had increased following imposition of a new risk-based assessment system which was adopted by the FDIC as of January 1, 1993. The assessment fees on Midlantic's bank subsidiaries were reduced later in 1993 and again as of January 1, 1994.

The decline in legal and professional fees of $1.6 million or 12.7 percent for the second quarter of 1994 and $3.2 million or 13.1 percent for year-to-date 1994, was primarily due to a reduction in loan workout expenses which is a reflection of the Corporation's lower level of problem assets.

Miscellaneous noninterest expenses increased $3.0 million in the second quarter of 1994 but declined by $463 thousand for the first six months compared to the same periods of the prior year. The second quarter increase is primarily due to the timing of certain expense accruals as reflected in the year-to-date decline in miscellaneous expenses. The overall decrease through June 30, 1994 compared to the similar period of 1993 is attributable to lower administrative costs associated with certain nonaccrual loans as well as continued emphasis on cost controls on several categories of expenditures.

INCOME TAXES

Adoption of FAS No. 109
In the first quarter of 1993, Midlantic adopted FAS No. 109 "Accounting for Income Taxes" which requires a shift from the "deferred tax method," formerly utilized by the Corporation, to the "liability method" of accounting for income taxes and the establishment, when required, of a valuation allowance for deferred tax assets. Midlantic adopted FAS No. 109 by recognizing the effect of adoption as a cumulative change in accounting principle. The adoption of FAS No. 109 provided the Corporation with an income credit, realized in the first quarter of 1993, of $39.0 million or $.80 per fully diluted common share (on a year-to-date basis). As of June 30, 1994, the Corporation had approximately $62 million of FAS No. 109 valuation reserves, which represent currently unrecognized federal and state income tax benefits.

General
Midlantic recorded income tax expenses of $12.2 million and 14.5 million in the second quarter and first half of 1994, respectively, and tax benefits of $17.2 million and $30.2 million for the corresponding periods of 1993. Tax expenses recorded in the second quarter and first six months of 1994 were comprised of tax benefits of $21.2 million and $41.4 million, respectively, related to a reduction in the FAS No. 109 tax valuation reserve and $33.4 million and $55.9 million, respectively, of federal and state income tax expenses on operating earnings. In 1993, the tax benefits recorded for the second quarter and first six months amounted to $26.1 million all of which was recognized in the second quarter. In addition, for the second quarter of 1993, such benefits were reduced by an $8.9 million tax expense on operating earnings, while for the year-to-date period, a credit of $4.1 million on operating losses was recorded. The tax valuation reserve adjustments are the result of Midlantic's assessment of the future realization of its deferred tax asset based upon estimated future profitability.


POSTEMPLOYMENT BENEFIT EXPENSES
In the first quarter of 1994, Midlantic adopted FAS No. 112 "Employers' Accounting for Postemployment Benefits" as a cumulative effect of a change in accounting principle amounting to a charge of $7.5 million, net of income taxes, or $.14 per fully diluted common share (on a year-to date basis). FAS No. 112 requires accrual accounting for certain postemployment benefits (benefits such as disability and health benefits to former or inactive employees after employment but before retirement) under the following circumstances: if the employees' rights to those benefits are attributable to services already rendered, the rights to those benefits accumulate or vest, and if payment of the benefits is probable and the amount of the benefits can be reasonably estimated. If the four criteria mentioned cannot be met, the employer should accrue an obligation for these benefits when payment is both probable and estimable. Midlantic previously accounted for postemployment benefits on a pay-as-you-go basis.


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






      19 1of2
FINANCIAL CONDITION
JUNE 30, 1994 VS. DECEMBER 31, 1993

ASSET QUALITY
Midlantic has made significant progress in improving asset quality in recent periods as nonaccrual assets (nonaccrual loans and OREO, which do not include assets held for accelerated disposition) were reduced from the peak levels experienced in 1991, amounting to over 12 percent of loans and OREO outstanding at that time, to less than 4 percent as of June 30, 1994. Further improvement is expected but, with a much smaller balance of nonaccrual assets, management expects that the rate of improvement will likely be somewhat less rapid than in the preceding two years. As of June 30, 1994, nonaccrual loans and OREO totalled $333.3 million or 3.9 percent of loans and OREO outstanding compared to $398.0 million or 4.7 percent at the end of 1993.

Changes in nonaccrual loan totals are summarized in Table XVI. At June 30, 1994, nonaccrual loans were primarily comprised of commercial, financial and foreign loans (51.1 percent of the total), long-term commercial mortgages (21.4 percent of the total) and construction and development loans (16.2 percent of the total). The relationship of each of these categories of nonaccrual loans to its respective loan portfolio was 3.6 percent commercial, financial and foreign; 3.0 percent long-term commercial mortgage; and 5.3 percent construction and development.

Construction and development loans and long-term commercial mortgage loans ("commercial real estate loans") that were nonaccrual at quarter-end 1994 collectively amounted to $84.6 million, of which 26.9 percent comprised industrial/warehouse, 18.6 percent land, 16.1 percent residential properties and 8.3 percent office buildings. Total commercial real estate loans declined significantly during the past twelve months as indicated in the following table:

COMMERCIAL REAL ESTATE LOANS
                                                   JUNE 30     Dec. 31     June 30
FOR THE QUARTER ENDED (In millions)                   1994        1993        1993
                                                    ______      ______      ______
Long-term commercial mortgage loans                 $1,590      $1,665      $1,849
Construction and development loans                     692         834       1,064
                                                    ______      ______      ______
Total commercial real
  estate loans                                      $2,282      $2,499      $2,913
                                                    ======      ======      ======

The decline in total commercial real estate loans was primarily due to principal paydowns, loans sold in bulk sales, the transfer of loans to OREO and loan charge-offs.









      19 2of2

Future levels of nonaccrual loans will continue to be dependent upon the economy. Continued improvements in economic conditions would tend to result in reductions in nonaccrual loans while a deterioration in economic conditions would tend to have the opposite effect.

It is not possible to precisely predict the extent of losses which may ultimately be incurred from Midlantic's remaining nonaccrual loans at the end of the second quarter of 1994. Many of these loans are partially or fully secured and since the total is much lower than the comparable totals of a year ago, the relative aggregate risk of loss to the Corporation has been reduced.

Midlantic has restructured certain loans in accordance with the requirements of FAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" in instances where a determination was made that greater economic value would be realized under new terms than through foreclosure, liquidation or other disposition. Prior to demonstrating performance, restructured loans are classified as nonaccrual. When restructured loans can demonstrate performance (as generally evidenced by six months of pre- or post-restructuring payment performance in accordance with the restructured terms, or by the presence of other significant factors) such loans are classified by the Corporation as "renegotiated loans" and accrual of interest resumes. Renegotiated loans that have demonstrated performance and have an effective yield greater than or equal to a market interest rate at the date of closing may be classified as accruing loans in the reporting period following the year they were disclosed as renegotiated and were so reported in the annual financial statements for that year. Renegotiated loans declined to $108.1 million at June 30, 1994 compared with $172.1 million at year-end 1993 (see Table XIV) reflecting the bulk sale of $33.9 million and the classification of $29.8 million as accruing loans (pursuant to the requirements for classification as accruing loans referred to in the preceding sentence). The average current yield recognized as interest on accruing renegotiated loans is
8.68 percent. The effective interest rate as calculated under FAS No. 15 on these renegotiated loans is 9.52 percent. In those cases in which average current yield differs from the effective yield, Midlantic's management has elected to recognize income prospectively on the more conservative average current yield basis until certain contingencies are met.

OREO (in-substance foreclosures and acquired OREO properties) amounted to $108.3 million at June 30, 1994, compared with the December 31, 1993 level of $132.7 million. At June 30, 1994, acquired OREO properties amounted to $86.6 million and in-substance foreclosures were $21.7 million compared with levels of $97.2 million and $35.5 million, respectively, at December 31, 1993. The decline in total OREO since December 31, 1993 primarily reflected payments and sales (in the normal course of business) on OREO properties of $29.1 million, writedowns of $6.0 million and additions to OREO totalling $11.4 million (see Table XIX).

Accruing loans past due ninety days or more as to interest or principal payments amounted to $40.0 million and $36.2 million at June 30, 1994 and December 31, 1993, respectively.

As of the end of the second quarter of 1994, Midlantic had identified an additional $34.2 million of currently performing loans outstanding for which there is serious doubt as to whether the borrowers will be able to fully comply with the present repayment terms of the loans.

Midlantic originated or participated in highly leveraged transactions ("HLTs"), which represent loans for the buyout, acquisition or recapitalization of an existing business resulting in a significant increase in the leverage of the borrower. Based upon the bank regulators' February 1992 revised supervisory definition, 18 HLTs in the amount of $176.0 million were outstanding at June 30, 1994 and Midlantic is committed to lend an additional $95.8 million primarily to these HLT borrowers. At December 31, 1993, Midlantic had 22 reportable HLT outstandings amounting to $198.9 million and unfunded commitments to HLT borrowers of $107.6 million. Midlantic's entire HLT exposure is comprised of senior debt. HLTs comprised 2.1 percent of total loans at June 30, 1994 and their contribution to total revenue was modest.

The Corporation's foreign outstandings (principally money market assets) at June 30, 1994, all of which were dollar denominated, amounted to $537.5 million or 4.0 percent of total consolidated assets as compared with $637.9 million or
4.6 percent at year-end, 1993. The majority of foreign outstandings are short-term money market investments with domestic subsidiaries of foreign banks. At June 30, 1994, outstandings to individual countries exceeding .75 percent of total assets, were France and Japan (amounting to 1.20 percent and .75 percent, respectively, of total assets). At December 31, 1993, outstandings to France, Japan and Switzerland amounted to 1.1 percent, .9 percent and .9 percent of total assets, respectively. Substantially all of these outstandings were with banks.

ALLOWANCE FOR LOAN LOSSES
Midlantic considers various factors in determining the appropriate level of the allowance for loan losses, including an assessment of the financial condition of individual borrowers, a determination of the value and adequacy of underlying collateral (based on appraisals, where appropriate or required), the composition and balance of the credit portfolio, a review of historical loss experience and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories and criticized loans. Such factors as the condition of the national and regional economies and the level and trend of interest rates are also considered. Additions to the allowance are made through provisions charged against current operations and through any recoveries on loans previously charged off. Midlantic's allowance for loan losses amounted to 4.45 percent and 4.76 percent of total loans, net of unearned income, at June 30, 1994 and December 31, 1993, respectively. At June 30, 1994, the ratio of the allowance for loan losses to nonaccrual loans amounted to 166 percent as compared with 151 percent at December 31, 1993.

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

In connection with the bulk sale of distressed real estate loans, during 1993, the Corporation charged-off a net $181.9 million of loans. During the first six months of 1994, a net $7.9 million was charged-off on loans that had been designated during this period as held for accelerated disposition.

Midlantic's net charge-offs of $32.7 million for the first six months of 1994 compares to $89.1 million for the corresponding period of 1993 (which does not include the above-mentioned charge-offs on loans sold in bulk sales transactions). Net charge-offs as a percent of average loans, on an annualized basis, amounted to .79 percent, as compared with 2.08 percent for the first six months of 1993 and 1.96 percent for the year ended December 31, 1993. Net charge-offs in 1994 principally reflected net losses incurred on commercial and financial loans ($18.9 million), loans to individuals ($6.8 million) and commercial real estate loans ($6.3 million).

As part of its process to assess credit quality, Midlantic utilizes a risk rating system to analyze its loans. The risk rating system monitors the risk trends in Midlantic's loan portfolio and assists in establishing an adequate allowance for loan losses. The rating system assigns a separate numerical rating to each credit based upon an assessment of the inherent degree of risk. Regular audits and reviews by employees independent of the line lending function test the risk ratings, the integrity of the loan management information system and the adherence to credit policies and procedures. Reviews are also conducted to test portfolio, industry and borrower risk trends.

Midlantic considers its allowance for loan losses as of June 30, 1994 to be adequate based upon the size and risk characteristics of the credit portfolio outstanding at that date, including the uncertainties that prevail in the economy, most notably in the real estate market. If economic conditions were to deteriorate significantly, future provisions for loan losses could increase above the level taken in the first half of 1994 in order to maintain an adequate allowance for loan losses. Conversely, if economic conditions for the Corporation's borrowers improve, future provisions may be lower. Future provisioning levels may also be lower in the absence of further improvements in economic conditions if loan quality continues to improve and loan loss recoveries continue at higher than expected levels.

INVESTMENT SECURITIES
In the first quarter of 1994, Midlantic adopted FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". FAS No. 115 established the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Under the provisions of FAS No. 115, those investments have been classified into three categories: (1) securities which the Corporation has both the positive intent and ability to hold until maturity ("held to maturity securities") are reported at amortized/accreted cost; (2) securities which are purchased and held principally for the purpose of selling in the near-term ("trading securities") are reported at fair value with unrealized gains and losses included in earnings, (which is consistent with Midlantic's prior accounting policy for such securities); and (3) available for sale securities ("AFS securities"), which do not meet the criteria of the other two categories, are reported at fair value with unrealized gains or losses, net of applicable income taxes, reported as "net unrealized holding gains (losses) on available for sale securities, net of taxes," a separate category of shareholders' equity.

At June 30, 1994, investment securities totalled $1.9 billion down $519.2 million or 21.1 percent from the $2.5 billion recorded at December 31, 1993. The investment securities portfolio at June 30, 1994 included $1.5 billion of held to maturity securities, $388.6 million of AFS securities and $18.9 million of trading securities. On June 30, 1994, Midlantic recorded as a component of shareholders' equity, an unrealized holding loss on AFS securities of $1.8 million, compared to a $1.9 million gain recorded at the beginning of the year, when FAS No. 115 was adopted. Increasing interest rates, particularly on U.S. government securities, resulted in the unrealized holding loss.

Net unrealized depreciation on Midlantic's held to maturity securities portfolio amounted to $55.3 million at June 30, 1994, comprised of gross unrealized losses of $58.0 million and gross unrealized gains of $2.7 million (see Table VI). At December 31, 1993, the Corporation had net unrealized appreciation of $12.4 million on its total investment securities portfolio, comprised of gross unrealized gains of $13.9 million and gross unrealized losses of $1.5 million.

At June 30, 1994, the AFS securities portfolio consisted of $329.6 million of U.S. Treasury obligations with a remaining average maturity of approximately one year and debt, equity and state and municipal securities totalling $59.0 million. The held to maturity securities portfolio is comprised of $942.7 million of federal agency mortgage-backed securities (with a weighted average maturity of less than five years) and $576.5 million of U.S. Treasury securities with a remaining average maturity of approximately 1.5 years. The average maturity of the investment portfolio outstanding on December 31, 1993 amounted to approximately 3 years.

MONEY MARKET INVESTMENTS
The Corporation presently invests a sizable portion of its available funds in short-term money market investments, including federal funds sold, term federal funds sold, interest-bearing deposits in other banks, repurchase agreements and commercial paper. At June 30, 1994, money market investments totalled $1.9 billion or 15.2 percent of total interest-earning assets compared with $1.8 billion or 14.1 percent of interest-earning assets at year-end 1993. Midlantic anticipates that over time a portion of these liquid assets will be utilized to fund loan demand and other longer-term investments.

INTEREST SENSITIVITY MANAGEMENT
Interest rate risk refers to the periodic and cumulative exposure from changes in interest rates on earnings and capital. While Midlantic, like any financial intermediary, will typically incur some amount of interest rate risk in the normal course of providing services to its borrowing customers and depositors, the Corporation's policy is to protect its earnings and capital from undue exposure to volatile interest rates. Midlantic's Asset-Liability Committee ("ALCO") assesses the degree of this risk by simulating the Corporation's earnings under alternative balance sheet structures and under a variety of interest rate scenarios, with the actual amount of such risk typically maintained at a manageable percentage of net interest income and capital.

Earnings exposure to interest rates arises from a variety of factors, a primary source being any mismatches in the maturity and repricing distribution of the Corporation's assets and liabilities, including hedging positions created by interest rate swaps (subsequently discussed in this section). For example, at any point in time, if more of the Corporation's outstanding assets are scheduled to mature or to reprice earlier than its liabilities, the Corporation's earnings may be vulnerable to a decline in the general level of interest rates because in this circumstance the Corporation's asset yields would decline sooner than its funding costs. Conversely, if more of the Corporation's liabilities reprice or mature earlier than its assets, earnings may be exposed to an increase in the general level of interest rates since funding costs would tend to rise before asset yields. This type of risk is approximately illustrated in the "static gap" model which expresses the assets and liabilities and interest rate swaps due to mature, to be repriced, or assumed to be repriced in various time intervals. Within one year of June 30, 1994, Midlantic had less than $300 million more liabilities maturing or repricing than assets. This June 30, 1994 gap indicated a possible decline in NII if interest rates increase immediately. The calculated amount of prospective NII at risk to interest rate changes within one year is estimated to be minimal (assuming interest rate volatility is similar to that experienced during the past several years) and in line with the Corporation's policy parameters in this regard. Midlantic manages its interest sensitivity position with an objective of avoiding material mismatching of the amounts of assets and liabilities subject to rate changes within each significant time interval.

In order to maintain earnings and capital exposure to interest rate changes within prudent bounds, Midlantic utilizes interest rate swaps to hedge existing balance sheet items that have a high degree of inverse rate correlation to the swap. Most of the interest rate swaps outstanding as of June 30, 1994 entitled Midlantic to receive or pay a fixed rate of interest to the final maturity of each swap in exchange for a variable rate of interest, which is reset quarterly and generally tied to the three month LIBOR (an internationally recognized interest rate index).

                              INTEREST RATE SWAPS
                                 JUNE 30, 1994
                         Notional      Fixed     Variable     Net Exchange
(In millions)             Amounts       Rate         Rate             Rate
                           ______       ____         ____             ____

Receive a fixed
  rate of interest         $3,303       5.40%        4.34%            1.06%
Pay a fixed rate           $  599       4.68%        4.42%             .26%
  of interest
Receive and pay a
  variable rate of
  interest                 $  300        N/A         4.33% (receive) }
                                                     4.71% (pay)     }(.38)%
                           ======       ====         ====             ====

The notional amounts listed in the above table represent the base on which interest due each counterparty is calculated. The notional amounts do not represent amounts actually exchanged by the counterparties and are therefore not recorded on the balance sheet. At June 30, 1994, Midlantic did not have any interest swaps tied other than to a fixed rate, LIBOR or prime rate, nor did the Corporation maintain or utilize, at that time, any exchange traded futures contracts, options or other exchange traded off-balance sheet derivative financial instruments. At that date, Midlantic did not engage in any swap transactions as an intermediary, although the Corporation may decide to do so in the future if customer demand warrants.

At June 30, 1994, the Corporation used interest rate swaps for which it received interest at a fixed rate to hedge certain loans and fixed cost deposits and other funding. For those swaps on which Midlantic has agreed to pay a fixed rate, the hedged items are generally investment securities bearing fixed rates of interest with stated maturities of five to seven years.

During the first half of 1994, the Corporation entered into $300.0 million (notional amount) of swap contracts in which it pays an interest rate tied to the prime rate and receives LIBOR. The purpose of these contracts is to hedge against the risk that funding costs might rise faster than the prime rate. As of June 30, 1994, there were no terminated swap contracts and accordingly, no deferred gains or losses.

      25 1of2

               INTEREST RATE SWAP CONTRACTS-ACTIVITY DURING 1994

(In millions)
                                                                  ______
Notional amount of interest rate
 swaps at December 31, 1993                                       $4,268
New swaps                                                            300
Matured swaps                                                        (66)
Swaps sold                                                          (300)
                                                                  ______
Notional amount of interest rate
 swaps at June 30, 1994                                           $4,202
                                                                  ======

Credit risk associated with interest rate swap contracts arises from the potential for a counterparty to default on its obligations. Midlantic attempts to limit credit risk by transacting only with the most creditworthy counterparties. All counterparties to contracts in place as of June 30, 1994 were associated with organizations having securities rated as investment grade by independent rating agencies.

As of June 30, 1994, the estimated credit exposure associated with interest rate swap contracts was approximately $38 million representing those swaps that show a positive (favorable) mark-to-market position (see table below). The following table summarizes the maturities of the notional amounts of all swap contracts in place as of June 30, 1994. Net interest income recorded by the Corporation in the first six months of 1994 for all interest rate swap contracts amounted to $24.8 million. Management believes that the swap contracts it has in place as of June 30, 1994 have been effective tools in the control of interest rate risk.

























      25 2of2

              MATURITY OF DISTRIBUTION OF SWAP CONTRACTS IN PLACE AS OF
                                    JUNE 30, 1994

                                                        Notional Amounts
                                                 ________________________________
                                                Receive       Pay     Receive and
(In millions)                                     Fixed     Fixed    Pay Variable
                                                 ______     _____            ____
1994 - Third quarter                             $   50     $  --            $ --
     - Fourth quarter                               703        --              --
1995 - First quarter                                400        --              --
     - Second quarter                                --        --              --
     - Third quarter                                 --        --              --
     - Fourth quarter                             1,000        --              --
1996                                                900        --             300
1997                                                250       599              --
                                                 ______     _____            ____
Total interest rate swaps                        $3,303     $ 599            $300
                                                 ======     =====            ====
FAIR VALUE OF INTEREST RATE SWAPS
  Contracts with a positive
    mark-to-market position                      $    6     $  32            $ --
  Contracts with a negative
    mark-to-market position                         (21)       --              (4)
                                                 ______     _____            ____
Net fair value of interest rate swaps            $  (15)    $  32            $ (4)
                                                 ======     =====            ====

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

Major sources of liquidity include short-term money market assets, maturing investments in U.S. government and other investment securities and proceeds from loan maturities or paydowns, as well as core deposits and the ability to access large liability funding sources (primarily large CD's, federal funds purchased and repurchase agreements). Such sources of liquidity may be used to fund loan originations, depositor withdrawals and other demands on the Corporation's liquid resources.

To fund future loan growth, Midlantic expects to first utilize a major portion of its money market investments and proceeds from scheduled loan payments. Liquidity may also be generated by the possible sale or securitization of existing assets as well as through increases in core deposits to the extent available.


                               LIQUIDITY RATIOS
                                        JUNE 30   December 31     June 30
                                           1994          1993        1993
                                          _____         _____       _____
Liquidity ratio (1)                        29.5%         31.6%       31.0%
Funding ratio (2)                         (11.6)        (14.3)      (24.4)
Total loans, net of unearned
 income, as a % of total deposits          75.4          72.6        72.7
Core deposits as a % of total
 loans, net of unearned income            127.8         132.6       130.7
Unfunded loan commitments as a
 % of loans outstanding                    35.3          32.0        28.6
                                          =====         =====       =====

(1) Ratio of net short-term assets to net funding liabilities.
(2) Total purchased funds and money market investments less investment securities due in one year as a percent of investment securities due in more than one year and total loans, net of unearned income.


At June 30, 1994, Midlantic had unfunded loan commitments outstanding of $3.0 billion as compared with $2.7 billion at December 31, 1993. Takedowns on commitments have been occurring during the normal course of business at levels that have not adversely affected the Corporation's liquidity.

Parent Companies
Midlantic Corporation ("MC") and its lower-tier holding company, Midlantic Banks Inc. ("parent companies") require sources of funds to meet contractual obligations, including servicing long-term debt, and cash dividend payments on the Corporation's preferred and common stock.

The parent companies' liquidity (cash on hand, money market investments and available for sale securities), which is managed in conjunction with the short-term resources of the Corporation's nonbank subsidiaries, was in excess of $225 million at both June 30, 1994 and December 31, 1993. The parent companies' liquidity position was enhanced in the second quarter of 1993 by proceeds of $107.1 million from the issuance of common stock (see "Recent Activities of the Corporation"). In the first quarter of 1994, the Corporation redeemed at par value ($11.8 million), the remaining outstanding 7 3/4% Debentures. Ongoing parent company operating and interest expenses and dividends are expected to be fully funded from dividend payments and management fees from MNB and CB.

As a result of MNB's financial progress over the past several quarterly periods, on April 13, 1994, the MNB Board of Directors ("MNB's Board") approved a cash dividend from MNB to its parent (the last dividend paid by MNB was in the first quarter of 1990). A cash dividend from MNB was also approved by MNB's Board on July 20, 1994. Under certain circumstances, CB requires advance approval from the FDIC and the Pennsylvania Department of Banking to pay dividends. CB has remitted uninterrupted dividends to MC on a quarterly basis since the third quarter of 1992.

CAPITAL ADEQUACY
Midlantic places a high priority on maintaining levels of capital that exceed minimum bank regulatory guidelines and position the organization to compete effectively in its market areas.

In recent years, in addition to the retention of earnings, Midlantic has increased its capital position through a variety of actions, including common stock offerings in August 1992 and May 1993. As a result, the Corporation's capital ratios, as well as the capital ratios of MNB and CB, have significantly improved. Federal bank regulators utilize risk-based and leverage ratios to assess capital adequacy. As of June 30, 1994, Midlantic reported a tier 1 risk-based capital ratio of 10.85 percent, a total risk-based capital ratio (tier 1 plus tier 2 capital) of 14.87 percent and a leverage ratio of 8.17 percent. These ratios compare with minimum regulatory guidelines of 4.00 percent for tier 1, 8.00 percent for total capital and 3.00 percent for leverage.

As of June 30, 1994, MNB had a tier 1 risk-based capital ratio of 12.79 percent and a total risk-based capital ratio of 14.08 percent. MNB's leverage ratio as of June 30, 1994 was 9.28 percent. At June 30, 1994, CB exceeded all regulatory capital requirements with a tier 1 risk-based capital ratio of 10.37 percent, a total risk-based capital ratio of 11.63 percent and a leverage ratio of 8.55 percent.

CAPITAL RATIOS*

FOR THE THREE MONTHS         JUNE 30    March 31    Dec. 31    Sept. 30    June 30
 ENDED                          1994        1994       1993        1993       1993
                               _____       _____      _____       _____      _____
Tier 1 risk-based
  Midlantic                    10.85%       9.95%      9.28%       9.04%      8.45%
  MNB                          12.79       11.97      11.03       10.71       9.96
  CB                           10.37        9.99       9.88        9.75       9.62
Total risk-based
  Midlantic                    14.87%      13.98%     13.29%      13.13%     12.52%
  MNB                          14.08       13.26      12.32       12.03      11.28
  CB                           11.63       11.26      11.15       11.03      10.90
Leverage
  Midlantic                     8.17%       7.35%      6.81%       6.86%      6.32%
  MNB                           9.28        8.52       7.89        7.91       7.23
  CB                            8.55        8.12       7.79        8.11       7.97
                               _____       _____      _____       _____      _____

* Capital ratios take into account regulatory changes that became effective during
  1993 including (i) a limitation in the amount of deferred tax assets includable in tier 1 capital and (ii) a revision to the capital guidelines which specifies those intangibles that are includable in tier 1 capital.

On March 23, 1994, the Corporation's Board declared the payment in cash of the second quarter dividend on the Term Adjustable Rate Cumulative Preferred Stock
- - Series A (the "Preferred Stock"). The third quarter dividend on the Preferred Stock, also to be paid in cash, was declared by the Corporation's Board in June, 1994. Based upon a July 22, 1992 agreement between Midlantic and the holder of the Preferred Stock, dividends on the Preferred Stock for the second half of 1991 (as well as payments in arrears) and all of 1992 and 1993 were paid through the issuance of shares of Midlantic's common stock in lieu of a cash payment. Pursuant to that agreement, Midlantic may at its discretion pay dividends in cash or shares of common stock or any combination thereof, so long as any such issuance would not result in the holder of the Preferred Stock being the beneficial owner of more than 4.99 percent of the outstanding shares of Midlantic's common stock.

As mentioned in "Recent Activities of the Corporation," on April 13, 1994, the Corporation's Board approved a quarterly cash dividend on Midlantic's common stock of $.10 per common share. Subsequently, on July 20, 1994, the Corporation's Board declared a quarterly cash dividend of $.13 per common share.

                          MIDLANTIC CORPORATION AND SUBSIDIARIES


                                  STATISTICAL TABLES TO
                           MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND RESULTS
                                      OF OPERATIONS

                             MIDLANTIC CORPORATION AND SUBSIDIARIES
                     TABLE I - ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                     (In thousands)

FOR THE SIX MONTHS
ENDED JUNE 30, 1994 VS. 1993                            VOLUME(c)        RATE(c)      TOTAL
                                                      ________       ________      ________
INTEREST-EARNING ASSETS
  Interest-bearing deposits
    in other banks                                    $   (445)      $    441      $     (4)
  Other short-term investments                          (6,356)        (1,010)       (7,366)
  Investment securities                                 10,318         (3,030)        7,288
  Commercial, financial and foreign loans (a)(b)       (10,944)           (98)      (11,042)
  Real estate loans(a)(b)                              (14,851)         5,007        (9,844)
  Loans to individuals(a)(b)                            21,236           (661)       20,575
                                                      ________       ________      ________
    Total interest-earning assets                       (1,042)           649          (393)
                                                      ________       ________      ________
INTEREST-BEARING SOURCES OF FUNDS USED TO
  FINANCE INTEREST-EARNING ASSETS
  Domestic savings and time deposits                   (12,238)       (23,965)      (36,203)
  Overseas branch deposits                                 (40)            (4)          (44)
  Short-term borrowings                                  4,222            229         4,451
  Long-term debt                                        (1,387)            (6)       (1,393)
                                                      ________       ________      ________
    Total interest-bearing sources
      of funds used to finance
      interest-earning assets                           (9,443)       (23,746)      (33,189)
                                                      ________       ________      ________
CHANGE IN NET INTEREST INCOME                         $  8,401       $ 24,395      $ 32,796
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

FOR THE THREE MONTHS ENDED                   JUNE 30, 1994                  JUNE 30, 1993
                                  ______________________________     ___________________________
                                      AVERAGE            AVERAGE     AVERAGE             AVERAGE
                                      BALANCE  INTEREST     RATE     BALANCE   INTEREST     RATE
                                  ___________  ________  _______     ________  ________  _______
ASSETS
 Interest-earning assets
  Interest-bearing deposits       $   490,166  $  4,705     3.85% $   615,984  $  4,894     3.19%
  Other short-term investments      1,311,013    12,723     3.89    1,554,658    14,748     3.80

  U.S. Treasury securities          1,090,437     9,086     3.34      999,216    10,028     4.03
  Obligations of U.S.
   government agencies                970,814    15,896     6.57      636,015    10,172     6.41
  Obligations of states and
   political subdivisions              13,304       149     4.49        9,337       112     4.81
  Other securities                     66,908       950     5.70       69,878       971     5.57
                                  ___________  ________  _______  ___________  ________  _______
   Total investment securities      2,141,463    26,081     4.89    1,714,446    21,283     4.98
                                  ___________  ________  _______  ___________  ________  _______
  Commercial, financial and
    foreign loans                   3,093,633    61,701     8.00    3,241,119    65,299     8.08
  Real estate loans                 2,848,153    57,949     8.16    3,427,323    62,216     7.28
  Loans to individuals              2,372,945    48,889     8.26    1,828,396    38,729     8.50
                                  ___________  ________  _______  ___________  ________  _______
   Total loans(1)(2)(3)             8,314,731   168,539     8.13    8,496,838   166,244     7.85
                                  ___________  ________  _______  ___________  ________  _______
   Total interest-earning
     assets                        12,257,373   212,048     6.94   12,381,926   207,169     6.71
                                  ___________  ________  _______  ___________  ________  _______
 Noninterest-earning assets
  Cash and due from banks             763,459                         783,918
  Other assets                        884,527                       1,087,613
  Allowance for loan losses          (378,875)                       (581,453)
                                  ___________                     ___________
   Total noninterest-earning
    assets                          1,269,111                       1,290,078
                                  ___________                     ___________
Total assets                      $13,526,484                     $13,672,004
                                  ___________                     ___________
LIABILITIES AND SHAREHOLDERS'
  EQUITY
 Interest-bearing liabilities
  Domestic savings and time
   deposits                       $ 8,468,288    53,859     2.55  $ 9,242,698    66,902     2.90
  Overseas branch deposits             12,954       114     3.53        9,731        89     3.67
  Short-term borrowings               644,947     5,253     3.27      376,081     2,854     3.04
  Long-term debt                      374,483     8,619     9.23      390,869     8,864     9.10
                                  ___________  ________  _______  ___________  ________  _______
   Total interest-bearing
    liabilities                     9,500,672    67,845     2.86   10,019,379    78,709     3.15
                                  ___________  ________  _______  ___________  ________  _______
      31 2of2

 Noninterest-bearing liabilities
  and shareholders' equity
  Demand deposits                   2,666,221                       2,560,630
  Other liabilities                   166,796                         156,446
                                  ___________                     ___________
   Total noninterest-bearing
      liabilities                   2,833,017                       2,717,076
                                  ___________                     ___________
  Shareholders' equity              1,192,795                         935,549
                                  ___________                     ___________
Total liabilities and
 shareholders' equity             $13,526,484                     $13,672,004
                                  ___________                     ___________
Net interest income                            $144,203                        $128,460
                                               ========                        ========
INTEREST INCOME AS A % OF
 AVERAGE INTEREST-EARNING ASSETS                            6.94%                           6.71%
                                                         =======                         =======
INTEREST EXPENSE AS A % OF
 AVERAGE INTEREST-EARNING ASSETS                            2.22%                           2.55%
                                                         =======                         =======
NET INTEREST MARGIN (4)                                     4.72%                           4.16%
                                                         =======                         =======

See Notes to Comparative Consolidated Average Balance Sheet with Resultant Interest and Average Rates.
































      32 1of2

                            MIDLANTIC CORPORATION AND SUBSIDIARIES
                 TABLE III - COMPARATIVE CONSOLIDATED AVERAGE BALANCE SHEET
                          WITH RESULTANT INTEREST AND AVERAGE RATES*
                                     (In thousands)

FOR THE SIX MONTHS ENDED                   JUNE 30, 1994                    JUNE 30, 1993
                                 _______________________________  _______________________________
                                     AVERAGE             AVERAGE      AVERAGE             AVERAGE
                                     BALANCE   INTEREST     RATE      BALANCE   INTEREST     RATE
                                 ___________   ________  _______  ___________   ________  _______
ASSETS
 Interest-earning assets
  Interest-bearing deposits      $   529,320   $  9,669     3.68% $   580,501   $  9,673     3.36%
  Other short-term investments     1,252,561     22,520     3.63    1,604,283     29,886     3.76

  U.S. Treasury securities         1,175,608     21,142     3.63    1,043,763     22,837     4.41
  Obligations of U.S.
   government agencies             1,005,928     30,429     6.10      651,479     21,399     6.62
  Obligations of states and
   political subdivisions             13,838        327     4.77        9,064        274     6.10
  Other securities                    68,159      1,888     5.59       71,415      1,988     5.61
                                 ___________   ________  _______  ___________   ________  _______
   Total investment securities     2,263,533     53,786     4.79    1,775,721     46,498     5.28
                                 ___________   ________  _______  ___________   ________  _______
  Commercial, financial and
    foreign loans                  3,052,242    120,592     7.97    3,329,234    131,634     7.97
  Real estate loans                2,947,914    115,838     7.92    3,585,035    125,682     7.07
  Loans to individuals             2,342,813     94,591     8.14    1,737,487     74,016     8.59
                                 ___________   ________  _______  ___________   ________  _______
   Total loans(1)(2)(3)            8,342,969    331,021     8.00    8,651,756    331,332     7.72
                                 ___________   ________  _______  ___________   ________  _______
   Total interest-earning
     assets                       12,388,383    416,996     6.79   12,612,261    417,389     6.67
                                 ___________   ________  _______  ___________   ________  _______
 Noninterest-earning assets
  Cash and due from banks            768,685                          784,004
  Other assets                       916,893                        1,087,109
  Allowance for loan losses         (390,311)                        (629,554)
                                 ___________                      ___________
   Total noninterest-earning
    assets                         1,295,267                        1,241,559
                                 ___________                      ___________
Total assets                     $13,683,650                      $13,853,820
                                 ___________                      ___________
LIABILITIES AND SHAREHOLDERS'
  EQUITY
 Interest-bearing liabilities
  Domestic savings and time
   deposits                      $ 8,570,036    107,652     2.53  $ 9,422,797    143,855     3.08
  Overseas branch deposits            11,325        189     3.37       13,673        233     3.44
  Short-term borrowings              681,170     10,376     3.07      403,531      5,925     2.96
  Long-term debt                     375,523     17,279     9.28      405,657     18,672     9.28
                                 ___________   ________  _______  ___________   ________  _______
   Total interest-bearing
    liabilities                    9,638,054    135,496     2.83   10,245,658    168,685     3.32
                                 ___________   ________  _______  ___________   ________  _______
      32 2of2

 Noninterest-bearing liabilities
   and shareholders' equity
  Demand deposits                  2,720,209                        2,541,224
  Other liabilities                  157,299                          172,340
                                 ___________                      ___________
   Total noninterest-bearing
      liabilities                  2,877,508                        2,713,564
                                 ___________                      ___________
  Shareholders' equity             1,168,088                          894,598
                                 ___________                      ___________
Total liabilities and
 shareholders' equity            $13,683,650                      $13,853,820
                                 ___________                      ___________
NET INTEREST INCOME                            $281,500                         $248,704
                                               ========                         ========
INTEREST INCOME AS A % OF
 AVERAGE INTEREST-EARNING ASSETS                            6.79%                            6.67%
                                                         =======                          =======
INTEREST EXPENSE AS A % OF
 AVERAGE INTEREST-EARNING ASSETS                            2.21%                            2.70%
                                                         =======                          =======
NET INTEREST MARGIN (4)                                     4.58%                            3.97%
                                                         =======                          =======

See Notes to Comparative Consolidated Average Balance Sheet with Resultant Interest and Average Rates.

































MIDLANTIC CORPORATION AND SUBSIDIARIES
NOTES TO COMPARATIVE CONSOLIDATED AVERAGE BALANCE SHEET
WITH RESULTANT INTEREST AND AVERAGE RATES

*Interest income and average rates are not presented on a tax-equivalent basis.

(1)  Includes loan fees.  Such income is not significant.
(2)  Includes nonaccrual loans.
(3)  Net of unearned income.
(4)  Net interest margin is net interest income as a percent of average interest-earning assets.














































      34 1of2

                          MIDLANTIC CORPORATION AND SUBSIDIARIES
              TABLE IV - INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES
                        WITH RESULTANT INTEREST AND AVERAGE RATES*
                                   (In thousands)

                                   JUNE 30     MARCH 31      DEC. 31     SEPT. 30      JUNE 30
FOR THE THREE MONTHS ENDED            1994         1994         1993         1993         1993
                               ___________  ___________  ___________  ___________  ___________
INTEREST-EARNING ASSETS
  Interest-bearing deposits
    Average balance            $   490,166  $   568,474  $   431,521  $   528,817  $   615,984
    Interest income                  4,705        4,964        3,919        4,727        4,894
    Average rate                      3.85%        3.54%        3.60%        3.55%        3.19%
  Other short-term
   investments
    Average balance            $ 1,311,013  $ 1,194,109  $ 1,085,775  $ 1,364,439  $ 1,554,658
    Interest income                 12,723        9,797        8,797       13,087       14,748
    Average rate                      3.89%        3.33%        3.21%        3.81%        3.80%
  Investment securities
    Average balance            $ 2,141,463  $ 2,385,603  $ 2,286,719  $ 1,902,459  $ 1,714,446
    Interest income                 26,081       27,705       24,109       21,441       21,283
    Average rate                      4.89%        4.71%        4.18%        4.47%        4.98%
  Total loans
    Average balance            $ 8,314,731  $ 8,371,207  $ 8,575,474  $ 8,555,174  $ 8,496,838
    Interest income                168,539      162,482      165,964      166,114      166,244
    Average rate                      8.13%        7.87%        7.68%        7.70%        7.85%
                               ___________  ___________  ___________  ___________  ___________
    Total average interest-
     earning assets            $12,257,373  $12,519,393  $12,379,489  $12,350,889  $12,381,926
    Total interest income          212,048      204,948      202,789      205,369      207,169
    Total average rate on
     interest-earning assets          6.94%        6.64%        6.50%        6.60%        6.71%
                               ===========  ===========  ===========  ===========  ===========























      34 2of2

INTEREST-BEARING LIABILITIES
  Deposits
    Average balance            $ 8,481,242  $ 8,681,480  $ 8,798,017  $ 8,994,483  $ 9,252,429
    Interest expense                53,973       53,868       57,217       61,581       66,991
    Average rate                      2.55%        2.52%        2.58%        2.72%        2.90%
  Short-term borrowings
    Average balance            $   644,947  $   717,393  $   421,955  $   348,547  $   376,081
    Interest expense                 5,253        5,123        3,080        2,581        2,854
    Average rate                      3.27%        2.90%        2.90%        2.94%        3.04%
  Long-term debt
    Average balance            $   374,483  $   376,563  $   386,749  $   386,805  $   390,869
    Interest expense                 8,619        8,660        8,856        8,857        8,864
    Average rate                      9.23%        9.33%        9.08%        9.08%        9.10%
                               ___________  ___________  ___________  ___________  ___________
    Total average interest-
     bearing liabilities       $ 9,500,672  $ 9,775,436  $ 9,606,721  $ 9,729,835  $10,019,379
    Total interest expense          67,845       67,651       69,153       73,019       78,709
    Total average rate on
     interest-bearing
      liabilities                     2.86%        2.81%        2.86%        2.98%        3.15%
                               ===========  ===========  ===========  ===========  ===========
NET INTEREST INCOME            $   144,203  $   137,297  $   133,636  $   132,350  $   128,460
                               ===========  ===========  ===========  ===========  ===========
NET INTEREST MARGIN                   4.72%        4.45%       4.28%        4.25%         4.16%
                               ===========  ===========  ===========  ===========  ===========

*Interest income and average rates are not presented on a tax-equivalent basis.

                                MIDLANTIC CORPORATION AND SUBSIDIARIES
                     TABLE V - AVERAGE FUNDING SOURCES - BALANCES AND RATES PAID
                                           (In thousands)

                                 June 30     March 31      Dec. 31     Sept. 30      June 30
FOR THE THREE MONTHS ENDED          1994         1994         1993         1993         1993
                             ___________  ___________  ___________  ___________  ___________
AVERAGE BALANCES
DEPOSITS
 Noninterest-bearing demand  $ 2,666,221  $ 2,774,197  $ 2,762,169  $ 2,620,355  $ 2,560,630
 Interest-bearing demand       1,391,793    1,413,953    1,401,206    1,386,514    1,379,754
 Savings                       1,659,882    1,602,128    1,565,158    1,545,556    1,493,326
 Retail money market
  accounts                     2,128,083    2,195,337    2,230,982    2,289,938    2,322,228
 CDs over $100,000               391,517      400,235      451,447      496,946      622,897
 Other time                    2,897,013    3,060,131    3,140,090    3,267,037    3,424,493
 Overseas branch deposits         12,954        9,696        9,134        8,492        9,731
                             ___________  ___________  ___________  ___________  ___________
   Total average deposits    $11,147,463  $11,455,677  $11,560,186  $11,614,838  $11,813,059
                             ===========  ===========  ===========  ===========  ===========
SHORT-TERM BORROWINGS
 Federal funds purchased     $    35,962  $    35,672  $    43,312  $    51,546  $    41,190
 Repurchase agreements           580,362      653,096      354,592      268,096      307,038
 Other short-term
  borrowings                      28,623       28,625       24,051       28,905       27,853
                             ___________  ___________  ___________  ___________  ___________
   Total average short-term
    borrowings               $   644,947  $   717,393  $   421,955  $   348,547  $   376,081
                             ===========  ===========  ===========  ===========  ===========
LONG-TERM DEBT               $   374,483  $   376,563  $   386,749  $   386,805  $   390,869
                             ===========  ===========  ===========  ===========  ===========
AVERAGE RATES
DEPOSITS
 Interest-bearing demand            1.14%        1.20%        1.28%        1.57%        1.87%
 Savings                            2.05         2.07         2.08         2.17         2.36
 Retail money market
  accounts                          2.39         2.35         2.37         2.48         2.58
 CDs over $100,000                  3.87         3.64         3.66         3.77         3.44
 Other time                         3.45         3.33         3.41         3.47         3.68
 Overseas branch deposits           3.53         3.14         3.08         3.04         3.67
                             ___________  ___________  ___________  ___________  ___________
   Total average rate
    paid on deposits                2.55%        2.52%        2.58%        2.72%        2.90%
                             ===========  ===========  ===========  ===========  ===========
SHORT-TERM BORROWINGS
 Federal funds purchased            3.86%        3.16%        2.98%        3.06%        2.93%
 Repurchase agreements              3.21         2.86         2.92         2.87         2.99
 Other short-term
  borrowings                        3.62         3.30         2.46         3.34         3.83
                             ___________  ___________  ___________  ___________  ___________
   Total average rate paid
    on short-term borrowings        3.27%        2.90%        2.90%        2.94%        3.04%
                             ===========  ===========  ===========  ===========  ===========
LONG-TERM DEBT                      9.23%        9.33%        9.08%        9.08%        9.10%
                             ===========  ===========  ===========  ===========  ===========

                             MIDLANTIC CORPORATION AND SUBSIDIARIES
               TABLE VI - INVESTMENT SECURITIES - CARRYING AND FAIR VALUES
                               AND GROSS UNREALIZED GAINS AND LOSSES
                                           JUNE 30, 1994
                                          (In thousands)
                                                        GROSS       GROSS
                                       CARRYING    UNREALIZED  UNREALIZED          FAIR
HELD-TO-MATURITY                          VALUE         GAINS      LOSSES         VALUE
                                     __________        ______    ________    __________
United States Treasury securities    $  576,480        $   --    $(12,408)   $  564,072
Obligations of United States
  government agencies                   942,722         2,519     (45,554)      899,687
Obligations of states and political
  subdivisions                            1,989             2         (35)        1,956
Other securities                          7,482           160         (28)        7,614
                                     __________        ______    ________    __________
                                     $1,528,673        $2,681    $(58,025)   $1,473,329
                                     ==========        ======    ========    ==========

                                                        GROSS       GROSS
                                       CARRYING    UNREALIZED  UNREALIZED          FAIR
AVAILABLE-FOR-SALE                        VALUE         GAINS      LOSSES         VALUE
                                     __________        ______    ________    __________
United States Treasury securities    $  330,488        $   56    $   (983)   $  329,561
Obligations of states and political
  subdivisions                            1,767            --        (207)        1,560
Other securities                         59,430           220      (2,153)       57,497
                                     __________        ______    ________    __________
                                     $  391,685        $  276    $ (3,343)   $  388,618
                                     ==========        ======    ========    ==========




             TABLE VII - INVESTMENT SECURITIES - GROSS REALIZED GAINS AND LOSSES
                                    (In thousands)

                                             THREE MONTHS ENDED       SIX MONTHS ENDED
                                                   JUNE 30                 JUNE 30
                                            1994*          1993       1994*       1993
                                         _______            ___    _______      ______
Gross realized investment
  securities gains                       $ 1,768            $ 9    $ 3,031      $5,324
Gross realized investment
  securities losses                       (6,405)            --     (6,405)       (464)
                                         _______            ___    _______      ______
Investment securities gains              $(4,637)           $ 9    $(3,374)     $4,860
                                         =======            ===    =======      ======

* Represents gains/losses on available-for-sale securities.

                               MIDLANTIC CORPORATION AND SUBSIDIARIES
                                          TABLE VIII - LOANS
                                            (In thousands)
                                  JUNE 30      MARCH 31     DEC. 31    SEPT. 30     JUNE 30
                                     1994          1994        1993        1993        1993
                               __________    __________  __________  __________  __________
Commercial, financial
  and foreign loans            $3,176,688    $3,155,468  $2,996,145  $3,069,301  $3,269,864
Real estate
  Construction and development    692,454       789,445     834,013   1,015,701   1,063,419
  Long term commercial
   mortgage                     1,590,226     1,631,406   1,664,757   1,795,809   1,849,367
  Long-term 1-4 family
   residential                    555,883       566,278     636,632     414,112     456,467
Loans to individuals            2,524,202     2,457,718   2,415,391   2,302,193   2,067,278
                               __________    __________  __________  __________  __________
  Total loans                   8,539,453     8,600,315   8,546,938   8,597,116   8,706,395
Less: unearned income             141,794       138,777     137,241     127,406     113,328
                               __________    __________  __________  __________  __________
  Total loans, net of
    unearned income            $8,397,659    $8,461,538  $8,409,697  $8,469,710  $8,593,067
                               ==========    ==========  ==========  ==========  ==========

                 TABLE IX - GEOGRAPHIC DISTRIBUTION OF REAL ESTATE LOANS
                                     (In thousands)
                                                 LONG-TERM      LONG-TERM
                               CONSTRUCTION     COMMERCIAL     1-4 FAMILY
                            AND DEVELOPMENT       MORTGAGE    RESIDENTIAL          TOTAL
JUNE 30, 1994                         LOANS          LOANS          LOANS      PORTFOLIO
                                   ________     __________       ________     __________
PORTFOLIO
  New Jersey                       $388,901     $  927,358       $396,341     $1,712,600
  Pennsylvania                      165,029        568,341        151,817        885,187
  New York                           36,236         46,877          2,474         85,587
  Florida                            28,381          9,729          2,026         40,136
  Other                              73,907         37,921          3,225        115,053
                                   ________     __________       ________     __________
    Total                          $692,454     $1,590,226       $555,883     $2,838,563
                                   ========     ==========       ========     ==========
NONACCRUAL SEGMENT
  New Jersey                       $ 29,496     $   30,722       $    120     $   60,338
  Pennsylvania                        3,442         16,550          4,130         24,122
  New York                              465            901             --          1,366
  Florida                               300             --             --            300
  Other                               2,773             --             12          2,785
                                   ________     __________       ________     __________
    Total                          $ 36,476     $   48,173       $  4,262     $   88,911
                                   ========     ==========       ========     ==========
PERCENT OF NONACCRUAL
  TO PORTFOLIO                         5.27%          3.03%           .77%          3.13%
                                   ========     ==========       ========     ==========

                            MIDLANTIC CORPORATION AND SUBSIDIARIES
            TABLE X - CONSTRUCTION AND DEVELOPMENT LOANS - PROPERTY TYPE BY STATE
                                        (In thousands)


JUNE 30, 1994            NEW JERSEY  PENNSYLVANIA    NEW YORK    FLORIDA    OTHER      TOTAL
                           ________      ________     _______    _______  _______   ________
PORTFOLIO
 Office buildings          $127,274      $ 57,082     $14,450    $    --  $11,536   $210,342
 Shopping centers            57,916        37,994       5,164      4,000   20,394    125,468
 Residential                 62,503        29,902         890      9,137    6,298    108,730
 Land                        41,680        23,962       3,237      1,744    4,440     75,063
 Hotels/motels               15,590         1,465         325     13,200   15,692     46,272
 Industrial/warehouse        24,137         7,713       7,014         --       --     38,864
 Other                       59,801         6,911       5,156        300   15,547     87,715
                           ________      ________     _______    _______  _______   ________
   Total                   $388,901      $165,029     $36,236    $28,381  $73,907   $692,454
                           ========      ========     =======    =======  =======   ========
NONACCRUAL SEGMENT
 Office buildings          $  3,033      $    291     $    --    $    --  $    --   $  3,324
 Shopping centers                --            --          --         --       --         --
 Residential                  7,317         1,165         291         --       --      8,773
 Land                        13,159         1,986          --         --      623     15,768
 Hotels/motels                1,340            --          --         --       --      1,340
 Industrial/warehouse            --            --          --         --       --         --
 Other                        4,647            --         174        300    2,150      7,271
                           ________      ________     _______    _______  _______   ________
   Total                   $ 29,496      $  3,442     $   465    $   300  $ 2,773   $ 36,476
                           ========      ========     =======    =======  =======   ========
PERCENT OF NONACCRUAL
  TO PORTFOLIO                 7.58%         2.09%       1.28%      1.06%    3.75%      5.27%
                           ========      ========     =======    =======  =======   ========

                        MIDLANTIC CORPORATION AND SUBSIDIARIES
               TABLE XI - LONG-TERM COMMERCIAL MORTGAGE LOANS - PROPERTY TYPE BY STATE
                                        (In thousands)

JUNE 30, 1994             NEW JERSEY   PENNSYLVANIA   NEW YORK    FLORIDA    OTHER       TOTAL
                            ________       ________    _______     ______  _______  __________
PORTFOLIO
 Industrial/warehouse       $357,862       $174,431    $38,679     $  958  $12,719  $  584,649
 Office buildings            177,802        137,401      4,353         --    4,149     323,705
 Apartment houses and
   other rental properties    54,684         63,606      1,313      1,485    7,012     128,100
 Shopping centers             65,274         55,314         --         --    5,851     126,439
 Hospitals, medical
  centers and nursing
   homes                      86,194         20,254         --         --       --     106,448
 Retail businesses            46,359         46,198      1,007         --      389      93,953
 Automobile and truck
  sales                       41,807         16,857         18         --       --      58,682
 Hotels/motels                43,578          7,067        440         --      294      51,379
 Other                        53,798         47,213      1,067      7,286    7,507     116,871
                            ________       ________    _______     ______  _______  __________
  Total                     $927,358       $568,341    $46,877     $9,729  $37,921  $1,590,226
                            ========       ========    =======     ======  =======  ==========
NONACCRUAL SEGMENT
 Industrial/warehouse       $ 16,075       $  6,384    $   348     $   --  $    --  $   22,807
 Office buildings              2,840            878         --         --       --       3,718
 Apartment houses and
   other rental
   properties                  2,659          2,204         --         --       --       4,863
 Shopping centers                 --            349         --         --       --         349
 Hospitals, medical
  centers and nursing
   homes                          --             --         --         --       --          --
 Retail businesses             2,411          1,056         --         --       --       3,467
 Automobile and truck
  sales                        1,212            485         --         --       --       1,697
 Hotels/motels                   951          4,916         --         --       --       5,867
 Other                         4,574            278        553         --       --       5,405
                            ________       ________    _______     ______  _______  __________
  Total                     $ 30,722       $ 16,550    $   901     $   --  $    --  $   48,173
                            ========       ========    =======     ======  =======  ==========
PERCENT OF NONACCRUAL
  TO PORTFOLIO                  3.31%          2.91%      1.92%        --%      --%       3.03%
                            ========       ========    =======     ======  =======  ==========











      40 1of2

                          MIDLANTIC CORPORATION AND SUBSIDIARIES
           TABLE XII - SUMMARY OF LOAN LOSS EXPERIENCE/ALLOWANCE FOR LOAN LOSSES
                                       (In thousands)

                                      JUNE 30    MARCH 31    DEC. 31   SEPT. 30    JUNE 30
FOR THE THREE MONTHS ENDED               1994        1994       1993       1993       1993
                                     ________    ________   ________   ________   ________
Allowance at beginning of period     $387,374    $400,311   $505,827   $547,784   $583,211
Allowances of divested subsidiaries        --          --                    --       (712)
Provision charged to operating
 expense                                5,604       8,021     30,581     14,598     15,624
Net (charge-offs) recoveries
 related to loans sold in bulk
 sales or transferred to "assets
 held for accelerated disposition"         --      (7,901)   (97,407)   (15,362)     9,676

Loans charged off*
 Commercial and financial              20,096      10,604     23,169     23,964     16,031
 Real estate
  Construction and development          1,858       4,335      7,569      9,597     41,572
  Long-term commercial mortgage         1,937       2,449     10,245      7,690      2,904
  Long-term 1-4 family residential        180         422        666        172         --
 Loans to individuals                   6,281       5,887      8,089      5,424      7,117
                                     ________    ________   ________   ________   ________
   Total loans charged off             30,352      23,697     49,738     46,847     67,624
                                     ________    ________   ________   ________   ________
Recoveries on loans
 Commercial and financial               6,433       5,356      7,539      2,945      4,315
 Real estate
  Construction and development          1,255       2,029      1,824        382        868
  Long-term commercial mortgage           285         674        340        626        319
  Long-term 1-4 family residential          2           1          2          8          7
 Loans to individuals                   2,744       2,580      1,343      1,693      2,100
                                     ________    ________   ________   ________   ________
   Total recoveries on loans           10,719      10,640     11,048      5,654      7,609
                                     ________    ________   ________   ________   ________
    Net loans charged off              19,633      13,057     38,690     41,193     60,015
                                     ________    ________   ________   ________   ________
Allowance at end of period           $373,345    $387,374   $400,311   $505,827   $547,784
                                     ========    ========   ========   ========   ========

*Excludes charge-offs related to loans sold in bulk sales or transferred to "assets held for accelerated disposition."












      40 2of2

                            MIDLANTIC CORPORATION AND SUBSIDIARIES
              TABLE XIII - SUMMARY OF ALLOWANCE FOR OTHER REAL ESTATE OWNED ("OREO")
                                         (In thousands)

                                      JUNE 30    MARCH 31    DEC. 31   SEPT. 30    JUNE 30
FOR THE THREE MONTHS ENDED               1994        1994       1993       1993       1993
                                     ________     _______   ________   ________    _______
Balance at beginning of period       $ 34,739     $37,032   $ 67,731   $ 71,276    $51,935
Allowances related to OREO
 transferred to "assets held
 for accelerated disposition"              --          --    (36,672)        --         --
Provision charged to OREO expense       2,500       3,500     31,497     15,116     28,733
Write-downs and sales                  (5,537)     (5,793)   (25,524)   (18,661)    (9,392)
                                     ________     _______   ________   ________    _______
Balance at end of period             $ 31,702     $34,739   $ 37,032   $ 67,731    $71,276
                                     ========     =======   ========   ========    =======

                            MIDLANTIC CORPORATION AND SUBSIDIARIES
               TABLE XIV - NONACCRUAL LOANS, OTHER REAL ESTATE OWNED, NET,
                            RENEGOTIATED LOANS AND PAST DUE LOANS
                                         (In thousands)


                                    JUNE 30    MARCH 31    DEC. 31    SEPT. 30    JUNE 30
                                       1994        1994       1993        1993       1993
                                   ________    ________   ________    ________   ________
NONACCRUAL LOANS
  Commercial, financial
   and foreign                     $114,980    $127,799   $114,632    $137,233   $165,055
  Real estate
    Construction and development     36,476      40,397     50,143     160,937    174,423
    Long-term commercial mortgage    48,173      53,550     63,431     132,269    146,011
    Long-term 1-4 family
     residential                      4,262       4,068      4,489       5,222      4,474
  Loans to individuals               21,083      27,641     32,604      32,948     38,942
                                   ________    ________   ________    ________   ________
    TOTAL NONACCRUAL LOANS         $224,974    $253,455   $265,299    $468,609   $528,905
                                   ========    ========   ========    ========   ========
ALLOWANCE FOR LOAN LOSSES
  AS A % OF NONACCRUAL LOANS         166.0%      152.8%     150.9%      107.9%     103.6%
                                   ========    ========   ========    ========   ========
OTHER REAL ESTATE OWNED, NET
  Acquired properties              $ 86,647    $ 87,503   $ 97,238    $178,313   $208,578
  In-substance foreclosures          21,661      33,499     35,432      94,762    117,617
                                   ________    ________   ________    ________   ________
    TOTAL OTHER REAL ESTATE
     OWNED, NET                    $108,308    $121,002   $132,670    $273,075   $326,195
                                   ========    ========   ========    ========   ========
TOTAL NONACCRUAL LOANS AND
  OTHER REAL ESTATE OWNED, NET     $333,282    $374,457   $397,969    $741,684   $855,100
                                   ========    ========   ========    ========   ========
TOTAL RENEGOTIATED LOANS           $108,064    $165,516   $172,058    $181,320   $162,974
                                   ========    ========   ========    ========   ========
ACCRUING LOANS PAST DUE 90
  DAYS OR MORE AS TO
  INTEREST OR PRINCIPAL
  PAYMENTS                         $ 40,032    $ 20,862   $ 36,161    $ 50,389   $ 35,735
                                   ========    ========   ========    ========   ========

                            MIDLANTIC CORPORATION AND SUBSIDIARIES
                TABLE XV - YEAR-TO-DATE INTEREST INCOME ON NONACCRUAL AND
                       RENEGOTIATED LOANS OUTSTANDING AT END OF PERIOD
                                          (In thousands)


FOR THE SIX MONTHS ENDED JUNE 30                                         1994          1993
                                                                       ______       _______
NONACCRUAL LOANS
Interest income that would have been
  recorded on nonaccrual loans in
  accordance with original terms                                       $9,442       $19,514
Interest income actually recorded
  on nonaccrual loans                                                     904           759
                                                                       ______       _______
  Net decrease in interest income on
    nonaccrual loans                                                   $8,538       $18,755
                                                                       ======       =======
RENEGOTIATED LOANS
Interest income that would have been
  recorded on renegotiated loans in
  accordance with original terms                                       $4,457       $ 4,797
Interest income actually recorded
  on renegotiated loans                                                 4,867         3,963
                                                                       ______       _______
  Net (increase) decrease in interest income on
   renegotiated loans                                                  $ (410)      $   834
                                                                       ======       =======



                             TABLE XVI - NONACCRUAL LOANS ACTIVITY
                                        (In thousands)


FOR THE SIX MONTHS ENDED JUNE 30                                         1994          1993
                                                                     ________     _________
Balance at beginning of year                                         $265,299     $ 809,669
Additions                                                              95,817       169,634
Payments                                                              (67,185)     (103,146)
Returned to accrual status                                            (15,514)      (20,566)
Charge-offs                                                           (44,820)      (99,688)
Transfers to OREO                                                      (7,410)     (101,233)
Transfers to renegotiated loans                                            --        (2,987)
Transfers to "assets held for
 accelerated disposition"                                                (884)     (120,959)
Other (primarily transfers to
  other repossessed assets)                                              (329)       (1,819)
                                                                     ________     _________
Balance at June 30                                                   $224,974     $ 528,905
                                                                     ========     =========

                          MIDLANTIC CORPORATION AND SUBSIDIARIES
               TABLE XVII - IN-SUBSTANCE FORECLOSURES - PROPERTY TYPE BY STATE
                                     (In thousands)
JUNE 30, 1994                NEW JERSEY     PENNSYLVANIA     NEW YORK        TOTAL
                                _______           ______       ______      _______
Office buildings                $10,197           $   --       $   --      $10,197
Land                              4,047               --          448        4,495
Industrial/warehouse                808            1,800           87        2,695
Residential tract                   356               --           --          356
Other                             3,432               --          486        3,918
                                _______           ______       ______      _______
  TOTAL                         $18,840           $1,800       $1,021      $21,661
                                =======           ======       ======      =======

                  TABLE XVIII - ACQUIRED OREO PROPERTIES - PROPERTY TYPE BY STATE
                                        (In thousands)
JUNE 30, 1994           NEW JERSEY   PENNSYLVANIA   NEW YORK    FLORIDA    OTHER    TOTAL
                           _______        _______     ______       ____   ______  _______
Land                       $34,923        $ 3,326     $   --       $949   $   56  $39,254
Residential tract            9,090          2,366        287         --    2,770   14,513
Industrial/warehouse         7,047          1,571         --         --       --    8,618
Office buildings             2,828          1,930      1,341         --    2,242    8,341
Shopping centers             3,022            278        214         --       --    3,514
Hotels/motels                  649             --         --         --       --      649
Other                        9,167          1,391      1,200         --       --   11,758
                           _______        _______     ______       ____   ______  _______
  TOTAL                    $66,726        $10,862     $3,042       $949   $5,068  $86,647
                           =======        =======     ======       ====   ======  =======

                     TABLE XIX - OTHER REAL ESTATE OWNED ACTIVITY
                                     (In thousands)
FOR THE SIX MONTHS ENDED                     IN-SUBSTANCE      ACQUIRED OREO
JUNE 30, 1994                                FORECLOSURES         PROPERTIES          TOTAL
                                                  _______           ________       ________
Balance December 31, 1993                         $35,432           $ 97,238       $132,670
Transfers from loans                                   --             11,420         11,420
Advances                                               40                101            141
Charges to operating expenses to
 absorb declines in net realizable value           (1,693)            (4,307)        (6,000)
Transfers from in-substance
 foreclosures to foreclosed properties             (8,785)             8,785             --
Sales of properties and payments                   (3,387)           (25,729)       (29,116)
Transfers to "assets held for
 accelerated disposition"                              --               (876)          (876)
Other                                                  54                 15             69
                                                  _______           ________       ________
BALANCE JUNE 30, 1994                             $21,661           $ 86,647       $108,308
                                                  =======           ========       ========

                             MIDLANTIC CORPORATION AND SUBSIDIARIES
                    TABLE XX - SUPPLEMENTAL DATA ON NONACCRUAL LOANS AND
                                 IN-SUBSTANCE FORECLOSURES (1)
                                          (In thousands)

                                                                         CASH INTEREST PAYMENTS
                                          AT JUNE 30, 1994                IN 1994 APPLIED AS(3)
                                ___________________________________        ____________________
                             Nonaccrual  In-substance   Performance     Interest   Reduction of
                                  Loans  Foreclosures      Ratio(2)       Income      Principal
                                _______       _______        ______        _____         ______
CONTRACTUALLY CURRENT
 Payment in full of
  principal and interest
  expected                      $ 9,832       $    --           8.1%        $123         $  304
 Payment in full of
  principal or interest
  in doubt                           --            --            --           --             --
                                _______       _______        ______        _____         ______
CONTRACTUALLY PAST DUE
 Substantial performance(4)      22,361            --          18.4           --            972
 Limited performance(5)          27,196         9,907          22.4           --          1,611
 No performance                  62,195        10,390          51.1           --            793
                                =======       =======        ======        =====         ======

(1)  Disclosure has been limited to nonaccrual loans and in-substance foreclosures whose principal balance at June 30, 1994 was $500 thousand or above.
     Nonaccrual loans of $500 thousand or more comprised 54.0 percent of total nonaccrual loans.  Substantially all in-substance foreclosures outstanding at June 30, 1994 had carrying values in excess of $500 thousand.
(2)  Nonaccrual loans as a percent of total nonaccrual loans of over $500 thousand.
(3)  Represents the cash interest payments received since loans outstanding as of June
     30, 1994 were categorized as nonaccrual or in-substance foreclosures.
(4)  Periodic (at least quarterly) payments received represent at least 75 percent of the contractual principal and/or interest due.
(5)  Periodic (at least quarterly) payments received represent between 1 percent and
     75 percent of the contractual principal and/or interest due.

















      45 1of2

                               MIDLANTIC CORPORATION AND SUBSIDIARIES
                             TABLE XXI - CONSOLIDATED SUMMARY OF INCOME
                               (In thousands, except per share data)

                                       JUNE 30    MARCH 31    DEC. 31    SEPT. 30   JUNE 30
FOR THE THREE MONTHS ENDED                1994        1994       1993        1993      1993
                                      ________    ________   ________    ________  ________
INTEREST INCOME
 Interest and fees on loans           $168,539    $162,482   $165,964    $166,114  $166,244
 Interest on investment securities      26,081      27,705     24,109      21,441    21,283
 Interest on deposits with banks         4,705       4,964      3,919       4,727     4,894
 Interest on other short-term
  investments                           12,723       9,797      8,797      13,087    14,748
                                      ________    ________   ________    ________  ________
    Total interest income              212,048     204,948    202,789     205,369   207,169
                                      ________    ________   ________    ________  ________
INTEREST EXPENSE
 Interest on deposits                   53,973      53,868     57,217      61,581    66,991
 Interest on short-term borrowings       5,253       5,123      3,080       2,581     2,854
 Interest on long-term debt              8,619       8,660      8,856       8,857     8,864
                                      ________    ________   ________    ________  ________
    Total interest expense              67,845      67,651     69,153      73,019    78,709
                                      ________    ________   ________    ________  ________
Net interest income                    144,203     137,297    133,636     132,350   128,460
  Provision for loan losses              5,604       8,021     30,581      14,598    15,624
                                      ________    ________   ________    ________  ________
Net interest income after
 provision for loan losses             138,599     129,276    103,055     117,752   112,836




























      45 2of2

NONINTEREST INCOME
 Trust income                           10,860       9,782     10,396      10,499    10,331
 Service charges on deposits            19,020      18,946     20,951      19,523    20,063
 Investment securities (losses) gains   (4,637)      1,263      2,142           3         9
 Net gains on disposition of assets     25,056          --         --          --        --
 Other                                  19,930      17,338     13,836      13,266    14,999
                                      ________    ________   ________    ________  ________
    Total noninterest income            70,229      47,329     47,325      43,291    45,402
                                      ________    ________   ________    ________  ________
                                       208,828     176,605    150,380     161,043   158,238
                                      ________    ________   ________    ________  ________
NONINTEREST EXPENSES
 Salaries and benefits                  57,901      56,214     57,212      55,738    52,060
 Net occupancy                          10,820      12,235     11,456      10,970    10,897
 Equipment rental and expense            5,990       6,925      6,372       5,777     6,805
 Other real estate owned, net            1,800       4,169     41,293      13,251    23,184
 FDIC assessment charges                 7,187       7,194      8,135       8,102     8,380
 Legal and professional fees            11,260       9,875     13,628      13,566    12,904
 Other                                  29,363      24,372     18,922      21,903    20,260
                                      ________    ________   ________    ________  ________
    Total noninterest expenses         124,321     120,984    157,018     129,307   134,490
                                      ________    ________   ________    ________  ________
Income (loss) before income taxes
 and cumulative effect of the
 change in accounting for
 postemployment benefits                84,507      55,621     (6,638)     31,736    23,748
  Income tax expense (benefit)          12,228       2,268    (65,698)    (15,151)  (17,168)
                                      ________    ________   ________    ________  ________
Income before cumulative effect
 of the change in accounting for
 postemployment benefits                72,279      53,353     59,060      46,887    40,916
  Cumulative effect of the change in
   accounting for postemployment
   benefits                                 --      (7,528)        --          --        --
                                      ________    ________   ________    ________  ________
NET INCOME                            $ 72,279    $ 45,825   $ 59,060    $ 46,887  $ 40,916
                                      ========    ========   ========    ========  ========
                                             (continued on next page)





















                            MIDLANTIC CORPORATION AND SUBSIDIARIES
                          TABLE XXI - CONSOLIDATED SUMMARY OF INCOME
                            (In thousands, except per share data)
                                         (continued)


                                       JUNE 30    MARCH 31    DEC. 31    SEPT. 30   JUNE 30
FOR THE THREE MONTHS ENDED                1994        1994       1993        1993      1993
                                       _______     _______    _______     _______   _______
INCOME APPLICABLE TO PRIMARY
 COMMON SHARES
  Income before cumulative effect
   of the change in accounting for
   postemployment benefits             $71,372     $52,447    $58,153     $45,981   $40,010
  Net income                            71,372      44,919     58,153      45,981    40,010
INCOME APPLICABLE TO FULLY
 DILUTED COMMON SHARES
  Income before cumulative effect
   of the change in accounting for
   postemployment benefits              72,371      53,453     59,174      47,002    41,031
  Net income                            72,371      45,925     59,174      47,002    41,031
                                       =======     =======    =======     =======   =======
INCOME PER COMMON SHARE
  Income before cumulative effect
   of the change in accounting for
   postemployment benefits
      Primary                            $1.35       $ .99      $1.10        $.87      $.79
      Fully diluted                       1.33         .98       1.08         .86       .78
  Cumulative effect of the change
   in accounting for postemployment
   benefits
      Primary                               --        (.14)        --          --        --
      Fully diluted                         --        (.14)        --          --        --
  Net income
      Primary                             1.35         .85       1.10         .87       .79
      Fully diluted                       1.33         .84       1.08         .86       .78
                                       =======     =======    =======     =======   =======
AVERAGE COMMON SHARES AND
 COMMON SHARE EQUIVALENTS
      Primary                           52,915      52,821     53,030      52,969    50,715
      Fully diluted                     54,467      54,403     54,610      54,601    52,277
                                       =======     =======    =======     =======   =======













      47 1of2

                            MIDLANTIC CORPORATION AND SUBSIDIARIES
         TABLE XXII - CONSOLIDATED SHARE AND PER SHARE INFORMATION AND PERFORMANCE RATIOS

                                      JUNE 30     MARCH 31    DEC. 31    SEPT. 30   JUNE 30
FOR THE THREE MONTHS ENDED               1994         1994       1993        1993      1993
                                       ______       ______     ______      ______    ______
BOOK VALUE AT QUARTER-END              $22.66       $21.38     $20.56      $19.44    $18.56
                                       ______       ______     ______      ______    ______
MARKET PRICES OF COMMON STOCK
 High                                  $31.88       $30.88     $28.63      $27.75    $25.13
 Low                                    27.50        24.25      22.25       21.13     17.50
 Close                                  29.25        28.13      25.50       27.50     21.13
                                       ______       ______     ______      ______    ______
OPERATING RATIOS
 Net interest margin                     4.72%        4.45%      4.28%       4.25%     4.16%
 Return on average assets                2.14         1.34       1.72        1.37      1.20
 Return on average common
  equity                                25.05        16.66      22.43       18.69     18.12
 Return on average total equity         24.31        16.25      21.72       18.13     17.54
                                       ______       ______     ______      ______    ______
LIQUIDITY AND FUNDING RATIOS
 Liquidity ratio (1)                     29.5%        28.6%      31.6%       28.7%     31.0%
 Funding ratio (2)                      (11.6)       (10.4)     (14.3)      (23.3)    (24.4)
                                       ______       ______     ______      ______    ______
CAPITAL RATIOS
 Risk-adjusted ratios
   Tier 1 capital ratio                 10.85%        9.95%      9.28%       9.04%     8.45%
   Total capital ratio                  14.87        13.98      13.29       13.13     12.52
 Leverage ratio                          8.17         7.35       6.81        6.86      6.30
 Average equity as a % of
  average assets                         8.82         8.26       7.94        7.58      6.84
                                       ______       ______     ______      ______    ______
LOAN QUALITY RATIOS
 As a % of total period-end
  loans, net of unearned income
   Allowance for loan losses
    at period-end                        4.45%        4.58%      4.76%       5.97%     6.37%
   Nonaccrual loans at
    period-end                           2.68         3.00       3.15        5.53      6.16
 As a % of average loans, net
  of unearned income
   Net charge-offs (3)                    .95          .63       1.79        1.91      2.83
   Provision for loan losses              .27          .39       1.41         .68       .74
                                       ______       ______     ______      ______    ______
AVERAGE TOTAL LOANS, NET OF
 UNEARNED INCOME, AS A % OF
 AVERAGE TOTAL DEPOSITS                 75.37%       73.07%     74.18%      73.66%    71.93%
                                       ______       ______     ______      ______    ______








      47 2of2

NONFINANCIAL DATA
 Total number of employees              5,984        5,928      5,863       5,861     6,024
 Total number of full-time
   equivalent employees                 5,194        5,129      5,090       5,100     5,256
 Total number of banking offices          326          326        326         330       331
                                       ======       ======     ======      ======    ======

(1)  Ratio of net short-term assets to net funding liabilities.
(2)  Total purchased funds less investment securities due in one year and money market investments as a percentage of investment securities due in more than one year and total loans, net of unearned income.
(3)  Ratios exclude net charge-offs on loans that were sold in bulk sales or transferred to assets held for accelerated disposition.

ITEM 1.   LEGAL PROCEEDINGS

As Midlantic Corporation ("MC") reported in "Item 3 - Legal Proceedings" of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and in "Item 1 - Legal Proceedings" of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, MC and various present and former directors and officers of MC are defendants in a consolidated action, initially commenced in March 1990, pending in Federal District Court in New Jersey (the "Action"). The Action has been instituted by shareholders of MC, either on behalf of MC against various directors and officers of MC, or directly against MC and various directors and officers of MC. In general, the Action seeks damages payable either to MC or to the shareholders and holders of certain debt securities because of alleged discrepancies between certain public statements made by MC and later results of MC's operations. The Action includes claims that certain actions of MC are void. The claims are based upon alleged violations of the United States securities laws and New Jersey common law. In their pleadings, plantiffs do not seek damages in a stated dollar amount.

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

ITEM 4.   Submission of Matters to a Vote of Security Holders

MC's 1994 Annual Meeting of Shareholders was held on May 5, 1994. At the meeting, shareholders voted for the election of directors, the ratification of independent accountants and upon a shareholder proposal relating to management compensation. The results of the votes are as follows:

Election of Directors
_____________________

Nominee                            Votes For         Votes Withheld
_______                           __________         ______________

Charles E. Ehinger                38,893,626                687,496
David F. Girard-diCarlo           38,794,462                786,660
Frederick C. Haab                 38,936,673                644,449
Kevork S. Hovnanian               37,847,641              1,733,481
Arthur J. Kania                   38,863,006                718,116
Aubrey C. Lewis                   38,807,595                773,527
David F. McBride                  38,921,440                659,682
Desmond P. McDonald               38,842,224                738,898
William E. McKenna                38,770,935                810,187
Marcy Syms Merns                  37,903,173              1,677,949
Ralph H. O'Brien*                 38,872,951                708,171
Roy T. Peraino                    38,824,325                756,797
Ernest L. Ransome, III            38,593,001                988,121
Ronald Rubin                      37,889,057              1,692,065
B. P. Russell                     38,818,891                762,231
Garry J. Scheuring                38,907,287                673,835
Fred R. Sullivan                  38,503,745              1,077,377
Harold L. Yoh, Jr.                38,674,484                906,638


Ratification of Independent Accountants
_______________________________________

Votes for:          39,139,116
Votes against:         283,504
Abstentions:           158,502


Shareholder Proposal Relating To Management Compensation
________________________________________________________

Votes for:           4,909,907
Votes against:      26,277,436
Abstentions:         1,044,681
Broker nonvotes:     7,349,098



* Mr. O'Brien died on May 11, 1994. The vacancy on the MC Board of Directors caused by Mr. O'Brien's death has not been filled.

ITEM 6A.  EXHIBITS

          27 - Financial Data Schedule

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








                                                  Midlantic Corporation
                                                  _____________________
                                                       Registrant






   Date       August 11, 1994
              _______________            By   ____________________________
                                                     Howard I. Atkins
                                              Executive Vice President and
                                                 Chief Financial Officer






   Date       August 11, 1994
              _______________            By   ____________________________
                                                      James E. Kelly
                                                        Controller

                 Index of Exhibits


Exhibit Number
Per Item 601 of
Regulation S-K                                                     Page Number
______________                                                     ___________

     27    Financial Data Schedule                                      53