Form 10-Q
period 1994-09-30
MIDLANTIC CORP
filed 1994-11-10
CIK 793548

                                     FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C.   20549


(Mark One)
 ...X....   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934



                                 September 30, 1994
For the quarterly period ended.................................................

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
.....................................         .................................
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)


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

Yes ..X...      No ......

Shares outstanding on October 31, 1994
Common Stock, par value $3.00 per share - 52,499,453 shares

                         Midlantic Corporation and Subsidiaries
                                        FORM 10-Q
                                   SEPTEMBER 30, 1994


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

                        Midlantic Corporation and Subsidiaries
                          CONSOLIDATED STATEMENT OF INCOME
                       (In thousands, except per share data)


                                                  THREE MONTHS ENDED       NINE MONTHS ENDED
                                                      SEPTEMBER 30            SEPTEMBER 30
                                                    1994        1993        1994        1993
____________________________________________________________________________________________
INTEREST INCOME
 Interest and fees on loans                     $174,284    $166,114    $505,305    $497,446
 Interest on investment securities
   Taxable interest income                        26,685      21,095      80,144      67,319
   Tax-exempt interest income                        197         346         524         620
 Interest on deposits with banks                   4,313       4,727      13,982      14,400
 Interest on other short-term investments         15,583      13,087      38,103      42,973
                                                ________    ________    ________    ________
        Total interest income                    221,062     205,369     638,058     622,758
                                                ________    ________    ________    ________
INTEREST EXPENSE
  Interest on deposits                            55,278      61,581     162,673     205,669
  Interest on short-term borrowings                5,084       2,581      15,906       8,506
  Interest on long-term debt                       8,586       8,857      25,865      27,529
                                                ________    ________    ________    ________
        Total interest expense                    68,948      73,019     204,444     241,704
                                                ________    ________    ________    ________
Net interest income                              152,114     132,350     433,614     381,054
  Provision for loan losses                        5,000      14,598      18,625      50,762
                                                ________    ________    ________    ________
Net interest income after provision
  for loan losses                                147,114     117,752     414,989     330,292
NONINTEREST INCOME
  Trust income                                    11,285      10,499      31,927      31,063
  Service charges on deposits                     20,029      19,523      57,995      57,864
  Investment securities (losses) gains                --           3      (3,374)      4,863
  Net gains on disposition of assets                  --          --      25,056          --
  Other                                           18,056      13,266      55,324      45,338
                                                ________    ________    ________    ________
        Total noninterest income                  49,370      43,291     166,928     139,128
                                                ________    ________    ________    ________
                                                 196,484     161,043     581,917     469,420
                                                ________    ________    ________    ________
NONINTEREST EXPENSES
  Salaries and benefits                           58,223      55,738     172,338     162,120
  Net occupancy                                   10,469      10,970      33,524      33,166
  Equipment rental and expense                     5,922       5,777      18,837      20,509
  Other real estate owned, net                      (687)     13,251       5,282      93,044
  FDIC assessment charges                          7,005       8,102      21,386      25,706
  Legal and professional fees                     11,512      13,566      32,647      37,883
  Other                                           22,395      21,903      76,130      70,001
                                                ________    ________    ________    ________
        Total noninterest expenses               114,839     129,307     360,144     442,429
                                                ________    ________    ________    ________

                                   (continued on next page)

                          Midlantic Corporation and Subsidiaries
                            CONSOLIDATED STATEMENT OF INCOME
                          (In thousands, except per share data)
                                    (continued)

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                      SEPTEMBER 30           SEPTEMBER 30
                                                    1994        1993        1994        1993
____________________________________________________________________________________________
Income before income taxes and cumulative
 effect of the changes in accounting principle    81,645      31,736     221,773      26,991
Income tax expense (benefit)                       5,398     (15,151)     19,894     (45,345)
                                                ________    ________    ________    ________
Income before cumulative effect of the
 changes in accounting principle                  76,247      46,887     201,879      72,336
   Cumulative effect of the change in
     accounting for postemployment benefits           --          --      (7,528)         --
   Cumulative effect of the change
     in accounting for income taxes                   --          --          --      38,962
                                                ________    ________    ________    ________
NET INCOME                                      $ 76,247    $ 46,887    $194,351    $111,298
                                                ========    ========    ========    ========
INCOME APPLICABLE TO PRIMARY
 COMMON SHARES
  Income before cumulative effect
   of the changes in accounting principle        $75,341     $45,981    $199,160    $ 69,618
  Net income                                      75,341      45,981     191,632     108,580
Income applicable to fully
 diluted common shares
  Income before cumulative effect
   of the changes in accounting principle         76,319      47,002     202,143      72,681
  Net income                                      76,319      47,002     194,615     111,643
                                                ========    ========    ========    ========
INCOME PER COMMON SHARE
  Income before cumulative effect
   of the changes in accounting principle
      Primary                                      $1.42        $.87       $3.76       $1.39
      Fully diluted                                 1.40         .86        3.71        1.39
  Cumulative effect of the changes in
   accounting principle
    Postemployment benefits
      Primary                                         --          --        (.14)         --
      Fully diluted                                   --          --        (.14)         --
    Income taxes
      Primary                                         --          --          --         .77
      Fully diluted                                   --          --          --         .76
  Net income
      Primary                                       1.42         .87        3.62        2.16
      Fully diluted                                 1.40         .86        3.57        2.15
                                                ========    ========    ========    ========
AVERAGE COMMON SHARES AND COMMON SHARE
 EQUIVALENTS
      Primary                                     53,097      52,969      52,944      50,240
      Fully diluted                               54,618      54,601      54,501      51,939
                                                ========    ========    ========    ========

See Notes to Consolidated Financial Statements.

       5  1/2

                        Midlantic Corporation and Subsidiaries
                             CONSOLIDATED BALANCE SHEET
                               (Dollars in thousands)
                                                         SEPTEMBER 30    DECEMBER 31
                                                                 1994           1993
____________________________________________________________________________________
ASSETS
  Cash and due from banks                                 $   923,580    $   712,960
  Interest-bearing deposits in other banks                    257,723        488,821
  Other short-term investments                              1,202,912      1,290,000
  Investment securities (market value 1994,
   $2,241,104; 1993, $2,467,793)                            2,305,813      2,455,410

  Total loans (net of unearned income of $144,257
    in 1994 and $137,241 in 1993)                           8,213,030      8,409,697
  Less: allowance for loan losses                             357,163        400,311
                                                          ___________    ___________
  Net loans                                                 7,855,867      8,009,386
                                                          ___________    ___________
  Premises and equipment, net                                 146,459        155,129
  Due from customers on acceptances                            11,451         11,084
  Other real estate owned, net                                 98,863        132,670
  Taxes receivable and net deferred tax assets                185,105        202,823
  Other assets                                                300,909        450,895
                                                          ___________    ___________
        Total assets                                      $13,288,682    $13,909,178
                                                          ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Domestic deposits
    Noninterest-bearing demand                            $ 2,666,200    $ 2,839,885
    Interest-bearing demand                                 1,308,077      1,433,690
    Savings                                                 1,671,969      1,582,614
    Retail money market accounts                            1,985,101      2,193,582
    CDs over $100,000                                         576,913        423,134
    Other time                                              2,676,934      3,105,623
  Overseas branch deposits                                     10,751          9,273
                                                          ___________    ___________
        Total deposits                                     10,895,945     11,587,801
                                                          ___________    ___________
  Short-term borrowings                                       553,717        674,497
  Bank acceptances outstanding                                 11,451         11,084
  Other liabilities                                           146,918        126,480
  Long-term debt                                              373,000        386,752
                                                          ___________    ___________
        Total liabilities                                  11,981,031     12,786,614
                                                          ___________    ___________








       5  2/2

  Shareholders' equity
   Capital stock
     Preferred stock: no par value
       Authorized 40,000,000 shares
         Issued 500,000 shares in 1994 and 1993                50,000         50,000
     Common stock: par value $3 per share
        Authorized 150,000,000 shares
          Issued 52,491,042 shares in 1994 and
          52,173,999 shares in 1993                           157,473        156,522
   Surplus                                                    610,115        603,732
   Retained earnings                                          491,898        312,310
   Net unrealized holding losses on available
     for sale securities, net of taxes                         (1,835)            --
                                                          ___________    ___________
     Total shareholders' equity                             1,307,651      1,122,564
                                                          ___________    ___________
       Total liabilities and shareholders' equity         $13,288,682    $13,909,178
                                                          ===========    ===========

See Notes to Consolidated Financial Statements.

       6  1/2

                         Midlantic Corporation and Subsidiaries
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (In thousands)

FOR THE NINE MONTHS ENDED SEPTEMBER 30                              1994          1993
______________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                 $   194,351   $   111,298
  Adjustments to reconcile net income
   to net cash provided by operating activities
     Provision for loan and OREO losses                           26,125       149,810
     Depreciation of premises and equipment                       17,135        18,366
     Amortization of goodwill and other intangibles                4,843         4,756
     Deferred income tax expense                                  46,054        27,371
     Cumulative effect of changes in accounting principle
       Income taxes                                                   --       (38,962)
       Postemployment benefits                                     7,528            --
     Net accretion of investment securities                       (6,389)      (19,731)
     Accretion of net deferred loan fees                          (7,043)       (7,570)
     Net gains on the sales of assets                            (31,946)      (11,938)
     Net increase in trading account assets                       (2,173)         (581)
     Net decrease in OREO                                          5,226        24,927
     Net increase in accrued interest receivable                 (22,671)      (24,295)
     Net decrease in accrued interest payable                     (7,003)      (18,725)
     Net (increase) decrease in taxes receivable and
      net deferred tax assets                                    (27,089)       35,354
     Net decrease (increase) in other assets                      37,804       (37,984)
     Net increase (decrease) in other liabilities                 15,588       (21,699)
     Other                                                          (764)       (4,278)
                                                             ___________   ___________
        Net cash provided by operating activities                249,576       186,119
                                                             ___________   ___________
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from bulk sales of loans and OREO                     222,546       220,802
  Proceeds from sales of OREO and loans                           53,076        74,146
  Net decrease in money market investments with
   an original maturity of 3 months or less                      607,123       606,137
  Proceeds from money market investments with an
   original maturity of greater than 3 months                    674,040     1,562,097
  Purchases of money market investments with an
   original maturity of greater than 3 months                   (962,977)   (1,783,040)
  Proceeds from sales of available-for-sale securities           889,455       577,575
  Proceeds from matured investment securities                    866,086       471,015
  Purchases of investment securities                          (1,603,873)   (1,043,554)
  Net decrease in loans                                           57,631        56,644
  Purchases of premises and equipment                             (8,701)      (13,717)
  Sales of premises and equipment                                    399         1,750
                                                             ___________   ___________
        Net cash provided by investing activities                794,805       729,855
                                                             ___________   ___________





       6  2/2

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in deposits                                      (691,856)   (1,049,092)
  Net (decrease) increase in short-term borrowings              (120,780)      (28,847)
  Payments on long-term debt                                     (13,752)      (50,360)
  Cash dividends paid                                            (13,857)           --
  Proceeds from issuances of common stock                          6,484       108,035
                                                             ___________   ___________
        Net cash used by financing activities                   (833,761)   (1,020,264)
                                                             ___________   ___________
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         $   210,620   $  (104,290)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 712,960       799,194
                                                             ___________   ___________
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   923,580   $   694,904
                                                             ===========   ===========

See Notes to Consolidated Financial Statements.

       7  1/2

                       Midlantic Corporation and Subsidiaries
                CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                    (In thousands, except share and per share data)

FOR THE NINE MONTHS ENDED SEPTEMBER 30                                 1994            1993
___________________________________________________________________________________________
PREFERRED STOCK AT JANUARY 1 AND SEPTEMBER 30                    $   50,000      $   50,000
                                                                 ==========      ==========
COMMON STOCK
 Balance at January 1                                            $  156,522      $  138,443
  Issuance of 5,750,000 common shares
   in a public offering                                                  --          17,250
  Issuance of 35,776 common shares in 1994 and
   130,487 common shares in 1993 for preferred
   stock dividend                                                       107             392
  Issuance of 233,528 common shares and 2,042 common
   treasury shares in 1994 and 22,096 common shares
   and 4,981 common treasury shares in 1993 for
   stock options                                                        701             190
  Issuance of 47,589 common shares in 1994 and
   5,747 common shares in 1993 purchased by
   Midlantic's 401(k) and Dividend Reinvestment Plans                   143              17
                                                                 __________      __________
  Balance at September 30                                        $  157,473      $  156,292
                                                                 ==========      ==========
SURPLUS
  Balance at January 1                                           $  603,732      $  509,464
   Issuance of common shares for preferred
    stock dividend                                                      799           2,327
   Issuance of common shares and common treasury
    shares for stock options                                          4,358             446
   Issuance of common shares in a public offering                        --          89,890
   Issuance of common shares purchased by
    Midlantic's 401(k) and Dividend Reinvestment Plans                1,226             124
                                                                 __________      __________
  Balance at September 30                                        $  610,115      $  602,251
                                                                 ==========      ==========
RETAINED EARNINGS
  Balance at January 1                                           $  312,310      $  145,578
   Net income                                                       194,351         111,298
   Cash dividends paid in 1994
     Preferred stock                                                 (1,813)             --
     Common stock                                                   (12,044)             --
   Issuance of common shares for
    preferred stock dividend                                           (906)         (2,719)
                                                                 __________      __________
  Balance at September 30                                        $  491,898      $  254,157
                                                                 ==========      ==========
NET UNREALIZED HOLDING GAINS (LOSSES)
 ON AVAILABLE FOR SALE SECURITIES
   Cumulative effect of adoption of change
    in accounting for investment securities                      $    1,859      $       --
   Change in unrealized holding gains                                (3,694)             --
                                                                 __________      __________
  Balance at September 30                                        $   (1,835)     $       --
                                                                 ==========      ==========
       7  2/2

TREASURY STOCK
  Balance at January 1                                           $       --      $      (23)
  Addition of 2,042 common shares in 1994
   and 4,081 common shares in 1993                                      (56)            (95)
  Issuance of 2,042 common treasury
   shares in 1994 and 4,981 common
   treasury shares in 1993 for stock options                             56             118
                                                                 __________      __________
  Balance at September 30                                        $       --      $       --
                                                                 ==========      ==========
TOTAL SHAREHOLDERS' EQUITY
  Balance at January 1                                           $1,122,564      $  843,462
  Net changes during period                                         185,087         219,238
                                                                 __________      __________
  Balance at September 30                                        $1,307,651      $1,062,700
                                                                 ==========      ==========


                Midlantic Corporation and Subsidiaries
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATIONS - Certain captions in the financial statements presented for prior periods have been reclassified to conform with the 1994 presentation.

Effective June 30, 1994 and for all prior periods presented, the Corporation reclassified factored receivables and the allowance for factored receivables from other assets/other liabilities to loans and the allowance for loan losses, respectively. Net discount income earned on factored receivables was reclassified from noninterest income to interest income on loans while the provision for losses on factored receivables was transferred from other noninterest expenses to the provision for loan losses. Such reclassifications were made to conform with general industry practice and did not have a material effect on Midlantic's results of operations or financial condition.

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

In the first bulk sale program, Midlantic transferred loans and OREO with a book value and a net realizable value of $292.9 million and $208.4 million, respectively, to AHAD during the first nine months of 1993. All of the assets identified for accelerated disposition were sold by the end of the third quarter of 1993.

In the second bulk sale program, commenced in December 1993, the Corporation initially transferred loans and OREO with a book value and a net realizable value of $292.2 million and $158.2 million, respectively, to AHAD. During the first six months of 1994, additional loans and OREO with a book value of $69.1 million and a net realizable value of $56.9 million, were transferred to AHAD. Substantially all of the assets designated for bulk sale at year-end 1993 and during 1994 were sold by the end of the second quarter of 1994. A gain of $25.1 million was realized in the second quarter of 1994 on these sales. At September 30, 1994, $18.4 million of assets designated for accelerated disposition remained outstanding. Such assets are expected to be sold or settled on an individual basis by year-end 1994.

CAPITAL STOCK
COMMON STOCK - On October 19, 1994, the Board of Directors of MC ("the Board") declared a quarterly cash dividend on the Corporation's common stock of $.17 per share to shareholders of record on November 1, 1994, payable on November 14, 1994. This followed the declaration and payment of a cash dividend of $.13 per share on the common stock during the third quarter of 1994 and $.10 per share during the second quarter of 1994.

On May 4, 1993, Midlantic issued, through a public offering, 5.750 million shares of common stock for a net cash price of $107.1 million.

PREFERRED STOCK - On September 21, 1994, the Board declared a cash dividend on MC's Term Adjustable Rate Cumulative Preferred Stock - Series A (the "Preferred Stock") of $906 thousand, representing full payment of the third quarter 1994 dividend requirement, payable in the fourth quarter of 1994.

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

FINANCIAL INSTRUMENTS - The following table summarizes Midlantic's significant off-balance sheet financial instruments at September 30, 1994:

                                                                SEPTEMBER 30
(In thousands)                                                          1994
____________________________________________________________________________
Unused commitments to extend credit                               $2,840,102
Financial standby letters of credit and
  similar arrangements                                               112,407
Performance standby letters of credit and
  similar arrangements                                               144,866
Commercial letters of credit and other short-term
  trade-related contingencies                                         41,720
Notional amount of interest rate swaps (1)
  Agreements to receive a fixed rate of interest                   3,248,289
  Agreements to pay a fixed rate of interest                         598,500
  Agreements to receive and pay a variable
   rate of interest                                                  300,000
Foreign exchange contracts (2)                                        55,265
============================================================================
(1) For a dicussion on interest rate swaps, see pages 24 through 26.
(2) Foreign exchange contracts are provided as a service to the Corporation's customers or used by the Corporation for risk-management purposes.
    Gains and losses on foreign exchange contracts are immaterial.

STATEMENT OF CASH FLOWS - Cash paid during the first nine months of 1994 and 1993 for interest on deposits, short-term borrowings and long-term debt amounted to $195.0 million and $260.4 million, respectively. Net cash paid for federal and state income taxes during the first nine months of 1994 was $640 thousand. For the same period of 1993, a net cash refund of $85.0 million was received.

During the first nine months of 1994 and 1993, $17.9 million and $113.2 million, respectively, of loans, net of charge-offs, were transferred into OREO. The transfer of loans to OREO and the transfer of loans and OREO to assets held for accelerated disposition constituted non-cash transactions and, accordingly, are not reflected in the statement of cash flows.

POSTEMPLOYMENT BENEFITS - In the first quarter of 1994, Midlantic adopted Statement of Financial Accounting Standards ("FAS") No. 112 "Employers' Accounting for Postemployment Benefits" as a cumulative effect of a change in accounting principle. The cumulative effect of this change in accounting principle reduced net income for the first nine months of 1994 by $7.5 million (net of taxes) or .14 per fully diluted common share. FAS No. 112 requires accrual accounting for postemployment benefits (benefits such as severance and disability payments to former or inactive employees after employment but before retirement) under the following circumstances: if the employees' rights to those benefits are attributable to services already rendered and the rights to those benefits accumulate or vest and if payment of the benefits is probable and the amount of the benefits can be reasonably estimated. If the four criteria mentioned cannot be met, the employer should accrue an obligation for these benefits when payment is both probable and estimable. Prior to the adoption of FAS No. 112, Midlantic accounted for postemployment benefits on a pay-as-you-go basis.

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

Net unrealized holding losses on available-for-sale securities were $1.8 million at September 30, 1994, compared to a $1.9 million gain which was recorded on January 1, 1994 when FAS No. 115 was adopted, and were included as a component of shareholders' equity.

The investment securities portfolio at September 30, 1994 was comprised of the following:

(In thousands)                                         SEPTEMBER 30, 1994
_________________________________________________________________________
Securities held to maturity                                    $1,791,281*
Securities available for sale                                     492,974*
Trading securities                                                 21,558
_________________________________________________________________________
Total investment securities                                    $2,305,813
=========================================================================
* At September 30, 1994, the market value of securities held to maturity amounted to $1,726,573 while the carrying value of securities available for sale was $496,056.

INCOME TAXES - In the first quarter of 1993, the Corporation adopted FAS No. 109 "Accounting for Income Taxes" as a cumulative effect of a change in accounting principle. The cumulative effect of this change in accounting principle increased year-to-date, September 30, 1993 net income by $39.0 million or $.76 per fully diluted common share. FAS No. 109 requires a change from the "deferred tax method", utilized by the Corporation prior to 1993, to a comprehensive tax allocation using the "liability method" of accounting for income taxes. Under the liability method, deferred income taxes are provided for temporary differences based upon the expected tax rates in the years that payment or receipt of such taxes is expected, and adjustment of the deferred tax asset or liability is required to reflect subsequent changes in income tax rates. The establishment of a valuation allowance is required for that portion of a deferred tax asset for which a tax benefit is not expected to be realized. As of September 30, 1994, the Corporation had $26.4 million of FAS No. 109 valuation reserves which represent currently unrecognized federal and state income tax benefits.


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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT - In May, 1993, the Financial Accounting Standards Board ("FASB") issued FAS No. 114 "Accounting by Creditors for Impairment of a Loan" and in October 1994, issued FASB No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure", both of which are effective for fiscal years beginning after December 15, 1994. Under FAS No. 114 an impaired loan is defined as a loan for which it is probable, based on current information, that the lender will not collect all amounts due under the contractual terms of the loan agreement. FAS No. 114 requires that impaired loans be measured based upon either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. FAS No. 118 amends the provisions of FAS No. 114 regarding the recognition of interest income on impaired loans, allowing banks to substantially use the methods of income recognition presently in effect. Midlantic is in the process of evaluating various adoption alternatives and has not determined the effect of adoption, nor does the Corporation plan to elect early adoption.

       12  1/2

MIDLANTIC CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
_______
Midlantic Corporation and Subsidiaries ("Midlantic" or the "Corporation") reported net income of $76.2 million or $1.40 per fully diluted common share for the three months ended September 30, 1994 compared with net income of $46.9 million or $.86 per fully diluted common share for the corresponding period of 1993. For the nine months ended September 30, 1994, net income amounted to $194.4 million or $3.57 per fully diluted common share compared with net income of $111.3 million or $2.15 per fully diluted common share for the first nine months of 1993.

Income before taxes, credit provisions and certain nonrecurring gains or charges ("core earnings") amounted to $82.3 million in the third quarter of 1994 or 42.4 percent over the level recorded in the third quarter of 1993. For the first nine months of 1994, core earnings were $222.5 million compared to $161.9 million in 1993. The rise in core earnings primarily reflects higher levels of net interest income due to increasing yields on earning assets, particularly prime rate-based loans, and a decline in nonaccrual assets. The following table summarizes Midlantic's results of operations for the three months and nine months ended September 30, 1994 and 1993:


































       12  2/2

MAJOR COMPONENTS OF THE RESULTS OF OPERATIONS
                                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30           SEPTEMBER 30
(In thousands)                                    1994          1993        1994       1993
___________________________________________________________________________________________
INCOME BEFORE TAXES, CREDIT PROVISIONS
 AND NONRECURRING ITEMS ("CORE EARNINGS")
Net interest income                            $152,114      $132,350   $433,614   $381,054
Noninterest income*                              46,915        43,288    142,791    134,265
Noninterest expenses*                           116,730       117,825    353,869    353,468
                                               ________      ________   ________   ________
CORE EARNINGS                                    82,299        57,813    222,536    161,851
                                               ________      ________   ________   ________
ADDITIONS
  Investment securities (losses) gains               --             3     (3,374)     4,863
  Net gains on the bulk sales of assets              --            --     25,056         --
  Net gains on the sales of OREO                  3,391         3,634      7,325     10,087
  Other nonrecurring noninterest income           2,455            --      2,455         --
DEDUCTIONS
  Provision for loan losses                       5,000        14,598     18,625     50,762
  Provision for OREO                              1,500        15,116      7,500     99,048
  Expenses relating to the consolidation
   of bank subsidiaries                              --            --      6,100         --
                                               ________      ________   ________   ________
Income before income taxes and cumulative
 effect of changes in accounting principle       81,645        31,736    221,773     26,991
Income tax expense (benefit)                      5,398       (15,151)    19,894    (45,345)
                                               ________      ________   ________   ________
Income before cumulative effect of
 changes in accounting principle                 76,247        46,887    201,879     72,336
                                               ________      ________   ________   ________
Cumulative effect of changes in
 accounting principle                                --            --     (7,528)    38,962
                                               ________      ________   ________   ________
NET INCOME                                     $ 76,247      $ 46,887   $194,351   $111,298
                                               ========      ========   ========   ========

*Noninterest income excludes investment securities gains or losses, net gains on the bulk sale of assets and other nonrecurring noninterest income, while noninterest expenses excludes expenses relating to the consolidation of operations of bank subsidiaries.

RECENT ACTIVITIES OF THE CORPORATION
____________________________________

On August 26, 1994, Continental Bank ("CB") merged into Midlantic National Bank ("MNB") and the combined bank was named Midlantic Bank, National Association ("MB"). Also in August 1994, in connection with this merger, MNB's direct parent, Midlantic Banks Inc., was merged into Midlantic Corporation ("MC"). During the second quarter of 1994, Midlantic recorded an accrual of $6.1 million (or less than one percent of total year-to-date revenue) for one-time expenses relating to the consolidation of bank subsidiaries, which included the cost of communicating the change in names, new stationery and forms and severance expenses resulting from the elimination of duplicate operations.

In March 1994, following Midlantic's significant improvements in financial condition and performance, asset quality and capital ratios, the Federal Reserve Bank of New York ("FRB") and the Office of the Comptroller of the Currency ("OCC") terminated the written agreements under which the Corporation and MNB operated. In addition, in April 1994, the Corporation's Board of Directors (the "Corporation's Board") approved the first cash dividend on Midlantic's common stock since the third quarter of 1990, of $.10 per common share. In the following two quarters, the Corporation raised its cash dividend to common shareholders to $.13 per common share (declared in July) and $.17 per common share (declared in October).

During 1993 and 1994, the Corporation initiated and completed two major bulk sales programs primarily consisting of distressed real estate assets. The Corporation sold commercial real estate loans and other real estate owned ("OREO") with a gross book value of approximately $300 million in each of the bulk sales programs. Prior to the sales, these assets were transferred to other assets as "assets held for accelerated disposition" and carried at net realizable value. The first bulk sales program was initiated and completed in 1993, while the second bulk sales program, initiated in late 1993, was substantially completed in the second quarter of 1994. In the second quarter of 1994, the Corporation realized a net gain on assets sold in bulk sales of $25.1 million. At September 30, 1994, $18.4 million of assets designated for accelerated disposition remained outstanding. Such assets are expected to be sold or settled on an individual basis by the end of 1994.

RESULTS OF OPERATIONS
THIRD QUARTER 1994 VS. THIRD QUARTER 1993
NINE MONTHS ENDED SEPTEMBER 30, 1994 VS. NINE MONTHS ENDED SEPTEMBER 30, 1993

NET INTEREST INCOME
___________________
Net interest income ("NII") for the third quarter of 1994 exceeded that of the third quarter of 1993 by $19.8 million or 14.9 percent. For the nine months ended September 30, 1994, NII increased $52.6 million or 13.8 percent over the comparable period of 1993.

NET INTEREST INCOME/NET INTEREST MARGIN

                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                      SEPTEMBER 30                     SEPTEMBER 30
(Dollars in thousands)        1994      1993   Variance        1994       1993   Variance
_________________________________________________________________________________________
Net interest income       $152,114  $132,350    $19,764    $433,614   $381,054    $52,560
Net interest margin*          4.98%     4.25%       .73%       4.71%      4.07%       .64%
                          ________  ________    _______    ________   ________    _______

*Net interest income (not on a tax-equivalent basis) as a percent of those average assets which generate contractual interest receivables.

NII for the nine month period ended September 30, 1994 was favorably affected by declining funding costs accompanied by reductions in nonaccrual assets and growth in the consumer loan portfolio which more than offset reductions in average interest-earning assets. While funding costs, in general, began to rise with market rates in the quarter ended September 30, 1994, earning asset yields increased in amounts greater than the increase in funding costs.

Average interest-earning assets declined $230.6 million and $226.1 million for the three months and nine months ended September 30, 1994, respectively, when compared with average interest-earning assets for the corresponding periods of 1993. This primarily reflected a decline in deposits, particularly retail certificates of deposits bearing relatively higher rates of interest. This decline in funding was accompanied by a contraction in average loans of $258.7 million and $292.1 million for the quarter and nine months ended September 30, 1994, respectively, compared to the same periods of last year. Loans sold in bulk sales or identified for accelerated disposition (and accompanying writedowns to net realizable value), as well as other loan charge offs were significant factors in the decline in loans for the quarter and year-to-date periods of 1994 compared with the same periods of the prior year. Commercial loans and real estate loans fell by $216.1 million or 6.7 percent and $589.0 million or 16.8 percent, respectively, when comparing average balances for the first nine months of 1994 and 1993. This decline was partially offset by a $512.9 million or 27.5 percent rise in average consumer loans during the same period.

       15  1/2

AVERAGE BALANCES
                                  THREE MONTHS ENDED             NINE MONTHS ENDED
                                      SEPTEMBER 30                  SEPTEMBER 30
(In millions)                   1994      1993   Variance      1994     1993   Variance
_______________________________________________________________________________________
Interest-earning assets      $12,120   $12,351      $(231)  $12,299  $12,525      $(226)
Interest-bearing
 sources of funds              9,147     9,730       (583)    9,474   10,074       (600)
Noninterest-bearing
  sources of funds*            2,973     2,621        352     2,825    2,451        374
                             _______   _______      _____   _______  _______      _____

*Primarily comprised of noninterest-bearing demand deposits.

The net interest margin increased 73 basis points and 64 basis points in the third quarter and first nine months of 1994, respectively, as compared to the same periods of 1993, primarily reflecting (i) the favorable impact of the increase in short-term market interest rates on interest-earning asset yields over funding rates and (ii) the significant rise in noninterest-bearing funds (primarily demand deposits) supporting the earning-asset portfolio.

PROVISION FOR LOAN LOSSES
_________________________
The provision for loan losses was $5.0 million and $18.6 million for the third quarter and first nine months of 1994, respectively, compared with $14.6 million and $50.8 million for the corresponding periods of 1993. Based upon Midlantic's methodology for establishing an allowance for loan losses as discussed in the "Asset Quality" and "Allowance for Loan Losses" sections of this report, Midlantic believes that its allowance for loan losses was adequate at September 30, 1994 to absorb estimated losses in its credit portfolios.

NONINTEREST INCOME
__________________

NONINTEREST INCOME
                                   THREE MONTHS ENDED               NINE MONTHS ENDED
                                       SEPTEMBER 30                    SEPTEMBER 30
(In thousands)                  1994      1993  Variance         1994       1993  Variance
__________________________________________________________________________________________
Trust income                 $11,285   $10,499    $  786     $ 31,927   $ 31,063   $   864
Service charges on
 deposit accounts             20,029    19,523       506       57,995     57,864       131
Investment securities
 (losses) gains                   --         3        (3)      (3,374)     4,863    (8,237)
Income earned on factoring
 receivables                   1,921     1,871        50        5,609      5,375       234
Net gains on bulk sales
 of assets                        --        --        --       25,056         --    25,056
Miscellaneous                 16,135    11,395     4,740       49,715     39,963     9,752
                             _______   _______    ______     ________   ________   _______
  Total noninterest income   $49,370   $43,291    $6,079     $166,928   $139,128   $27,800
                             =======   =======    ======     ========   ========   =======
       15  2/2

Trust fees for both the three month and nine month periods ended September 30, 1994 benefitted from a higher level of investment advisory fees (reflecting both revised fee schedules and an expansion in business activity) from the "Compass Capital Group", Midlantic's proprietary mutual fund group, fees generated from "Enhanced Asset Management", a financial tool that matches asset allocation to the trust or investment client's risk and return objectives and the sales of annuity contracts. The favorable impact of such fees was partially offset by the termination of a small number of employee benefit accounts.

       16  1/2

For the nine months ended September 30, 1994, net investment securities losses were $3.4 million (gross losses of $6.4 million and gross gains of $3.0 million) compared with net investment securities gains of $4.9 million (gross gains of $5.3 million and gross losses of $.4 million) for the corresponding period of 1993. Net losses on the sale of available for sale securities in 1994 were realized primarily from the sale of nearly $900 million of U.S. Treasury securities, the proceeds of which were then available for reinvestment at higher yields. Gains in 1993 were realized from the sale of $562 million of U.S. Treasury securities in the first quarter that had been previously identified for sale.

During the second quarter of 1994, the Corporation recorded $25.1 million of net gains on the sale of loans and OREO that had previously been identified for accelerated disposition (see "Recent Activities of the Corporation"). The $4.7 million and $9.8 million rise in miscellaneous noninterest income for the quarter and year-to-date periods of 1994, respectively, primarily reflected revenues received from assets held for accelerated disposition prior to their sale, income earned on the outsourcing of official checks and higher levels of automated teller fees. In the third quarter of 1994, the Corporation also realized $2.5 million of nonrecurring income representing interest earned on an income tax refund of $1.5 million and a $1.0 million gain on the sale of a loan.


NONINTEREST EXPENSES
____________________

  NONINTEREST EXPENSES
                                       THREE MONTHS ENDED             NINE MONTHS ENDED
                                           September 30                  September 30
  (In thousands)                     1994      1993   Variance       1994      1993  Variance
_____________________________________________________________________________________________
  Salaries and benefits          $ 58,223  $ 55,738   $  2,485   $172,338  $162,120  $ 10,218
  Net occupancy                    10,469    10,970       (501)    33,524    33,166       358
  Equipment rental and expense      5,922     5,777        145     18,837    20,509    (1,672)
  Other real estate owned, net       (687)   13,251    (13,938)     5,282    93,044   (87,762)
  FDIC assessment charges           7,005     8,102     (1,097)    21,386    25,706    (4,320)
  Legal and professional fees      11,512    13,566     (2,054)    32,647    37,883    (5,236)
  Expenses relating to the
   consolidation of bank
   subsidiaries                        --        --         --      6,100        --     6,100
  Miscellaneous                    22,395    21,903        492     70,030    70,001        29
                                 ________  ________   ________   ________  ________  ________
    TOTAL NONINTEREST EXPENSES   $114,839  $129,307   $(14,468)  $360,144  $442,429  $(82,285)
                                 ========  ========   ========   ========  ========  ========

Salaries and benefits expense increased $2.5 million or 4.5 percent for the third quarter of 1994 and increased $10.2 million or 6.3 percent for the first nine months of 1994. The increase in salaries and benefits expense primarily reflected performance-based salary increases granted employees and accruals for incentive bonus and 401(k) plans. The 401(k) plan and certain incentive plans were not in effect during the first half of 1993.


       16  2/2

Expenses for premises and fixed assets (net occupancy and equipment rental expenses) declined $356 thousand in the third quarter and $1.3 million for the first nine months of 1994 primarily reflecting a decline in depreciation. The year-to-date period of 1994 also included heavier than normal snow and ice removal costs incurred earlier in the year.

Expenses associated with OREO decreased $13.9 million for the third quarter of 1994 compared to the corresponding period of 1993. On a year-to-date basis,

OREO expenses in 1994 declined $87.8 million compared to the same period in 1993. Included in the third quarter and year-to-date 1994 expenses were charges of $1.5 million and $7.5 million, respectively, which adjusted the carrying value of certain OREO properties to approximate net realizable value. This compares with adjustments to carrying value of $15.1 million and $99.0 million for the corresponding periods of 1993, respectively. The significant decline in such adjustments in 1994 is primarily due to lower levels of OREO assets and to an apparent price stabilization on many OREO properties as reflected by appraisals received during these periods. Included in the first quarter of 1993 was $34.0 million provided against those OREO properties transferred to "assets held for accelerated disposition" and subsequently sold later in the year. That special provision represented the adjustment to carrying values necessary in the Corporation's judgment, at that time, to reflect the net realizable value of those assets when liquidated in an accelerated manner in bulk sales transactions. OREO expenses in both 1994 and 1993 also included operating costs, net of rental income, for OREO properties and net gains or losses on OREO sold in the normal course of business. For both the third quarter and year-to-date periods of 1994 rental income and net gains on the sale of OREO exceeded total operating costs.

The Federal Deposit Insurance Corporation ("FDIC") assessment decreased by $1.1 million or 13.5 percent for the three months ended September 30, 1994 and decreased by $4.3 million or 16.8 percent for the first nine months of 1994 largely as a result of a decline in the premium paid by Midlantic's bank subsidiaries and a decrease in deposit funding. The level of expenses in the first half of 1993 had increased following imposition of a new risk-based assessment system which was adopted by the FDIC as of January 1, 1993. The assessment fees on Midlantic's bank subsidiaries were reduced later in 1993 and again as of January 1, 1994. A further decrease in MB's assessment rate is anticipated as of January 1, 1995.

The decline in legal and professional fees of $2.1 million or 15.1 percent for the third quarter of 1994 and $5.2 million or 13.8 percent for year-to-date 1994, was primarily due to a reduction in loan workout expenses which is a reflection of the Corporation's lower level of problem assets.

Miscellaneous noninterest expenses for the three months and nine months ended September 30, 1994 were substantially the same when compared to the quarter and year-to-date periods of 1993.

INCOME TAXES
____________

ADOPTION OF FAS NO. 109
In the first quarter of 1993, Midlantic adopted FAS No. 109 "Accounting for Income Taxes" which requires a shift from the "deferred tax method," formerly utilized by the Corporation, to the "liability method" of accounting for income taxes and the establishment, when required, of a valuation allowance for deferred tax assets. Midlantic adopted FAS No. 109 by recognizing the effect of adoption as a cumulative change in accounting principle. The adoption of FAS No. 109 provided the Corporation with an income credit, realized in the first quarter of 1993, of $39.0 million or $.76 per fully diluted common share (on a year-to-date basis). As of September 30, 1994, the Corporation had $26.4 million of FAS No. 109 valuation reserves, which represent currently unrecognized federal and state income tax benefits.

GENERAL


Midlantic recorded income tax expenses of $5.4 million and $19.9 million in the third quarter and first nine months of 1994, respectively, and tax benefits of $15.2 million and $45.3 million for the corresponding periods of 1993. Tax expenses recorded ins the third quarter and first nine months of 1994 were comprised of tax benefits of $27.8 million and $69.2 million, respectively, related to a reduction in the FAS No. 109 tax valuation reserve and $33.2 million and $89.1 million, respectively, of federal and state income tax expenses on operating earnings. The tax benefit recorded for the third quarter of 1993 was comprised of a tax benefit of $27.7 million primarily related to a reduction in the tax valuation reserve less $12.5 million of federal and state income tax expenses on operating earnings. For year-to-date 1993, a tax benefit primarily related to a reduction in the tax valuation reserve of $53.7 million was realized, less $8.4 million of federal and state income taxes on operating earnings. The tax valuation reserve adjustments are the result of Midlantic's assessment of the future realization of its deferred tax asset based upon estimated future profitability.


POSTEMPLOYMENT BENEFIT EXPENSES
_______________________________
In the first quarter of 1994, Midlantic adopted FAS No. 112 "Employers' Accounting for Postemployment Benefits" as a cumulative effect of a change in accounting principle amounting to a charge of $7.5 million, net of income taxes, or $.14 per fully diluted common share (on a year-to date basis). FAS No. 112 requires accrual accounting for certain postemployment benefits (benefits such as disability and health benefits to former or inactive employees after employment but before retirement) under the following circumstances: if the employees' rights to those benefits are attributable to services already rendered, the rights to those benefits accumulate or vest, and if payment of the benefits is probable and the amount of the benefits can be reasonably estimated. If the four criteria mentioned cannot be met, the employer should accrue an obligation for these benefits when payment is both probable and estimable. Midlantic previously accounted for postemployment benefits on a pay-as-you-go basis.


POSTRETIREMENT BENEFIT EXPENSES
_______________________________
In the first quarter of 1993, the Corporation adopted FAS No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" which requires that the projected future cost of providing postretirement health care and other benefits be recognized on an accrual basis during the periods employees provide services to earn those benefits. The transition obligation, which is the unfunded and unrecognized accumulated postretirement benefit obligation for all plan participants at the time of adoption, is amortized by the Corporation (at its election) on a straight-line basis over a period of 20 years, beginning in 1993 and is included as a component of net periodic postretirement cost. The effect of the change in accounting for postretirement benefits from a cash basis to an accrual basis did not significantly impact the Corporation's earnings.

FINANCIAL CONDITION
SEPTEMBER 30, 1994 VS. DECEMBER 31, 1993

ASSET QUALITY
_____________
Nonaccrual loans and OREO ("nonaccrual assets") severely impacted Midlantic's operations during the period 1990-1992. As a result of the disposition and resolution of nonaccrual assets since that period, however, management believes that nonaccrual assets no longer pose a material financial or operating concern to the Corporation.

Nonaccrual assets have declined from the peak levels experienced in 1991, amounting to over 12 percent of loans and OREO outstanding at that time, to less than 4 percent as of September 30, 1994. As of September 30, 1994, nonaccrual loans and OREO totalled $293.5 million or 3.5 percent of loans and OREO outstanding compared to $398.0 million or 4.7 percent at the end of 1993. The levels of nonaccrual assets are significantly influenced by national and regional economic conditions.

Changes in nonaccrual loan totals are summarized in Table XII. At September 30, 1994, nonaccrual loans were primarily comprised of commercial, financial and foreign loans (46.6 percent of the total), long-term commercial mortgages (25.3 percent of the total) and construction and development loans (19.2 percent of the total). The relationship of each of these categories of nonaccrual loans to its respective loan portfolio was 3.0 percent commercial, financial and foreign; 3.1 percent long-term commercial mortgage; and 6.4 percent construction and development.

Construction and development loans and long-term commercial mortgage loans ("commercial real estate loans") that were nonaccrual at quarter-end 1994 collectively amounted to $86.6 million, of which 24.1 percent comprised office buildings, 18.8 percent industrial/warehouse, 17.9 percent residential properties and 12.3 percent retail business and shopping centers. Total commercial real estate loans declined significantly during the past twelve months as indicated in the following table:

COMMERCIAL REAL ESTATE LOANS

                                              Sept. 30     Dec. 31    Sept. 30
FOR THE QUARTER ENDED (In millions)               1994        1993        1993
______________________________________________________________________________
Long-term commercial mortgage loans             $1,580      $1,665      $1,796
Construction and development loans                 585         834       1,016
______________________________________________________________________________
Total commercial real
  estate loans                                  $2,165      $2,499      $2,812
==============================================================================

The decline in total commercial real estate loans was primarily due to principal paydowns, loans sold in bulk sales, the transfer of loans to OREO and loan charge-offs.

Midlantic has restructured certain loans in accordance with the requirements of FAS No. 15 "Accounting by Debtors and Creditors for Troubled Debt Restructurings" in instances where a determination was made that greater economic value would be realized under new terms than through foreclosure, liquidation or other disposition. Prior to demonstrating performance, restructured loans are classified as nonaccrual. When restructured loans can demonstrate performance (as generally evidenced by six months of pre- or post-restructuring payment performance in accordance with the restructured terms, or by the presence of other significant factors) such loans are classified by the Corporation as "renegotiated loans" and accrual of interest resumes. Renegotiated loans that have demonstrated performance and have an effective yield greater than or equal to a market interest rate at the date of closing may be classified as accruing loans in the reporting period following the year they were disclosed as renegotiated and were so reported in the annual financial statements for that year. Renegotiated loans declined to $45.9 million at September 30, 1994 compared with $172.1 million at year-end 1993 (see Table XII) reflecting the sale of $96.0 million and the classification of $29.8 million as accruing loans (pursuant to the requirements for classifi-cation as accruing loans referred to in the preceding sentence). The average current yield recognized as interest on accruing renegotiated loans is 8.33 percent. The effective interest rate as calculated under FAS No. 15 on these renegotiated loans is 8.47 percent. In those cases in which average current yield differs from the effective yield, Midlantic's management has elected to recognize income prospectively on the more conservative average current yield basis until certain contingencies are met.

OREO, which includes in-substance foreclosures and real property for which the Corporation has obtained legal tital ("acquired OREO properties") amounted to $98.9 million at September 30, 1994, compared with the December 31, 1993 level of $132.7 million. At September 30, 1994, acquired OREO properties amounted to $80.6 million and in-substance foreclosures were $18.3 million compared with levels of $97.2 million and $35.5 million, respectively, at December 31, 1993. The decline in total OREO since December 31, 1993 primarily reflected payments on and sales of OREO properties (in the normal course of business) of $43.4 million, writedowns of $7.5 million and additions to OREO totalling $17.9 million (see Table XVII).

Accruing loans past due ninety days or more as to interest or principal payments amounted to $27.5 million and $36.2 million at September 30, 1994 and December 31, 1993, respectively.

As of the end of the third quarter of 1994, Midlantic had identified an additional $25.9 million of currently performing loans outstanding for which there is serious doubt as to whether the borrowers will be able to fully comply with the present repayment terms of the loans.

Midlantic originated or participated in highly leveraged transactions ("HLTs"), which represent loans for the buyout, acquisition or recapitalization of an existing business resulting in a significant increase in the leverage of the borrower. Based upon the bank regulators' February 1992 revised supervisory definition, HLTs in the amount of $118.0 million were outstanding at September 30, 1994 and Midlantic is committed to lend an additional $84.0 million primarily to these HLT borrowers. At December 31, 1993, Midlantic had 22 reportable HLT outstandings amounting to $198.9 million and unfunded commitments to HLT borrowers of $107.6 million. Midlantic's entire HLT exposure is comprised of senior debt. HLTs comprised less than 1.5 percent of total loans at September 30, 1994 and their contribution to total revenue was modest.

The Corporation's foreign outstandings (principally money market assets) at September 30, 1994, all of which were dollar denominated, amounted to $244.4 million or 1.8 percent of total consolidated assets as compared with $637.9 million or 4.6 percent at year-end, 1993. The majority of foreign outstandings are short-term money market investments with domestic subsidiaries of foreign banks. At September 30, 1994 no outstandings to individual countries exceeded .75 percent of total assets. At December 31, 1993, outstandings to France, Japan and Switzerland amounted to 1.1 percent, .9 percent and .9 percent of total assets, respectively. Substantially all of these outstandings were with banks.


ALLOWANCE FOR LOAN LOSSES
_________________________
Midlantic considers various factors in determining the appropriate level of the allowance for loan losses, including an assessment of the financial condition of individual borrowers, a determination of the value and adequacy of underlying collateral (based on appraisals, where appropriate or required), the composition and balance of the credit portfolio, a review of historical loss experience and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories and criticized loans. Such factors as the condition of the national and regional economies and the level and trend of interest rates are also considered. Additions to the allowance are made through provisions charged against current operations and through any recoveries on loans previously charged off. Midlantic's allowance for loan losses amounted to 4.35 percent and 4.76 percent of total loans, net of unearned income, at September 30, 1994 and December 31, 1993, respectively. At September 30, 1994, the ratio of the allowance for loan losses to nonaccrual loans was 184 percent compared with 151 percent at December 31, 1993.

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

In connection with the Corporation's bulk sale of distressed real estate loans, during 1993, the Corporation charged-off a net $181.9 million of loans. During the first nine months of 1994, a net $7.9 million was charged-off on loans that had been designated during this period as held for accelerated disposition.

Midlantic's net charge-offs of $53.9 million for the first nine months of 1994 compares to $130.3 million for the corresponding period of 1993 (which does not include the above-mentioned charge-offs on loans sold in bulk sales transactions). Net charge-offs as a percent of average loans, on an annualized basis, amounted to .86 percent, as compared with 2.02 percent for the first nine months of 1993 and 1.96 percent for the year ended December 31, 1993. Net charge-offs in 1994 principally reflected net losses incurred on commercial and financial loans ($26.0 million), commercial real estate loans ($14.8 million) and loans to individuals ($12.0 million).

As part of its process to assess credit quality, Midlantic utilizes a risk rating system to analyze its loans. The risk rating system monitors the risk trends in Midlantic's loan portfolio and assists in establishing an adequate allowance for loan losses. The rating system assigns a separate numerical rating to each credit based upon an assessment of the inherent degree of risk. Regular audits and reviews by employees independent of the lending function test the risk ratings, the integrity of the loan management information system and the adherence to credit policies and procedures. Reviews are also conducted to test portfolio, industry and borrower risk trends.

Midlantic considers its allowance for loan losses as of September 30, 1994 to be adequate based upon the size and risk characteristics of the credit portfolio outstanding at that date, including the uncertainties that prevail in the economy, most notably in the real estate market. If economic conditions were to deteriorate significantly, future provisions for loan losses could increase above the level taken in the first nine months of 1994 in order to maintain an adequate allowance for loan losses. Conversely, if economic conditions for the Corporation's borrowers improve, future provisions may be lower. Provisioning levels in the near future may also be lower in the absence of further improvements in economic conditions if loan quality continues to improve and loan loss recoveries continue at higher than expected levels.

INVESTMENT SECURITIES
_____________________
In the first quarter of 1994, Midlantic adopted FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". FAS No. 115 established the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. Under the provisions of FAS No. 115, those investments have been classified into three categories: (1) securities which the Corporation has both the positive intent and ability to hold until maturity ("held to maturity securities") are reported at amortized/accreted cost; (2) securities which are purchased and held principally for the purpose of selling in the near-term ("trading securities") are reported at fair value with unrealized gains and losses included in earnings, (which is consistent with Midlantic's prior accounting policy for such securities); and (3) available for sale securities ("AFS securities"), which do not meet the criteria of the other two categories, are reported at fair value with unrealized gains or losses, net of applicable income taxes, reported as "net unrealized holding gains (losses) on available for sale securities, net of taxes," a separate category of shareholders' equity.

At September 30, 1994, investment securities totalled $2.3 billion down $149.6 million or 6.1 percent from the $2.5 billion recorded at December 31, 1993. The investment securities portfolio at September 30, 1994 included $1.8 billion of held to maturity securities, $493.0 million of AFS securities and $21.6 million of trading securities. On September 30, 1994, Midlantic recorded as a component of shareholders' equity, an unrealized holding loss on AFS securities of $1.8 million, compared to a $1.9 million gain recorded at the beginning of the year, when FAS No. 115 was adopted. Increasing interest rates, particularly on U.S. government securities, resulted in the unrealized holding loss.

Net unrealized depreciation on Midlantic's held to maturity securities portfolio, which in management's judgement is a temporary decline caused by the rise in market interest rates, amounted to $64.7 million at September 30, 1994, comprised of gross unrealized losses of $66.4 million and gross unrealized gains of $1.7 million (see Table VI). At December 31, 1993, the Corporation had net unrealized appreciation of $12.4 million on its total investment securities portfolio, comprised of gross unrealized gains of $13.9 million and gross unrealized losses of $1.5 million.

At September 30, 1994, the AFS securities portfolio consisted of $433.5 million of U.S. Treasury obligations with a remaining average maturity of approximately one year and debt, equity and state and municipal securities totalling $59.5 million. The held to maturity securities portfolio is primarily comprised of $903.9 million of federal agency mortgage-backed securities (with a weighted average maturity of less than five years) and $876.7 million of U.S. Treasury securities with a remaining average maturity of approximately 1.6 years. The average maturity of the investment portfolio outstanding on December 31, 1993 amounted to approximately three years.

MONEY MARKET INVESTMENTS
________________________
The Corporation presently invests a sizable portion of its available funds in short-term money market investments, including federal funds sold, term federal funds sold, interest-bearing deposits in other banks, repurchase agreements and commercial paper. At September 30, 1994, money market investments totalled $1.5 billion or 12.2 percent of total interest-earning assets compared with $1.8 billion or 14.1 percent of interest-earning assets at year-end 1993. Midlantic anticipates that over time a portion of these liquid assets will be utilized to fund loan demand and other longer-term investments.

INTEREST SENSITIVITY MANAGEMENT
_______________________________
Interest rate risk refers to the periodic and cumulative exposure from changes in interest rates on earnings and capital. While Midlantic, like any financial intermediary, will typically incur some amount of interest rate risk in the normal course of providing services to its borrowing customers and depositors, the Corporation's policy is to protect its earnings and capital from undue exposure to volatile interest rates. Midlantic's Asset-Liability Committee ("ALCO") assesses the degree of this risk by simulating the Corporation's earnings under alternative balance sheet structures and under a variety of interest rate scenarios, with the actual amount of such risk typically maintained at a manageable percentage of net interest income and capital.

Earnings exposure to interest rates arises from a variety of factors, a primary source being any mismatches in the maturity and repricing distribution of the Corporation's assets and liabilities, including hedging positions created by interest rate swaps (subsequently discussed in this section). For example, at any point in time, if more of the Corporation's outstanding assets are scheduled to mature or to reprice earlier than its liabilities, the Corporation's earnings may be vulnerable to a decline in the general level of interest rates because in this circumstance the Corporation's asset yields would decline sooner than its funding costs. Conversely, if more of the Corporation's liabilities reprice or mature earlier than its assets, earnings may be exposed to an increase in the general level of interest rates since funding costs would tend to rise before asset yields. This type of risk is approximately illustrated in the "static gap" model which expresses the excess of assets or liabilities (including interest rate swaps) outstanding at

September 30, 1994, due to mature, to be repriced, or assumed to be repriced in various time intervals. On September 30, 1994, Midlantic estimated that more liabilities than assets were repricing or maturing during the subsequent one year period. This estimate includes certain assumptions about the timing of rate changes on liabilities without stated maturities and the effect on NII of changing levels of noninterest-bearing funding such as demand deposit balances. The actual or assumed amount of liabilities in excess of assets subject to maturing or repricing within one year of September 30, 1994 was $600 million, an amount which management believes would result in a negligible change in NII if interest rates were to rise or fall by amounts similar to recent years. On the other hand, greater market interest rate volatility would tend to have a more significant impact on prospective NII. Midlantic manages its interest sensitivity position with an objective of avoiding material mismatching of the amounts of assets and liabilities subject to rate changes within each significant time interval.

In order to maintain earnings and capital exposure to interest rate changes within prudent bounds, Midlantic utilizes interest rate swaps to hedge existing balance sheet items that have a high degree of inverse rate correlation to the swap. Most of the interest rate swaps outstanding as of September 30, 1994 entitled Midlantic to receive or pay a fixed rate of interest to the final maturity of each swap in exchange for a variable rate of interest, which is reset quarterly and generally tied to the three month LIBOR (an internationally recognized interest rate index). Midlantic did not hold any interest rate swap contracts for trading purposes.

INTEREST RATE SWAPS
SEPTEMBER 30, 1994
                                                                Net Exchange
                                                                        Rate
                                 Notional   Fixed   Variable       Favorable
(In millions)                     Amounts    Rate       Rate    (Unfavorable)
____________________________________________________________________________
Receive a fixed
  rate of interest
   Hedging commercial and
    financial loans                $1,250   5.56%      4.88%             .68%
   Hedging construction and
    development loans                 275   5.30       4.84              .46
   Hedging long-term
    commercial mortgage loans         300   5.83       4.82             1.01
   Hedging retail certificates
    of deposit                      1,200   5.56       4.86              .40
   Hedging repurchase agreements*     223   4.76       3.93              .83
Pay a fixed rate
  of interest (all hedging
   U.S. government agency
   securities)                        599   4.68       4.96              .28
Receive and pay a
  variable rate of
  interest (all hedging               300    N/A       4.65  (receive)}
  long-term commercial                                 5.21  (pay)    } (.56)
  mortgage loans)
____________________________________________________________________________
* These swaps were terminated on October 20, 1994

The notional amounts listed in the above table represent the base on which interest due each counterparty is calculated. The notional amounts do not represent amounts actually exchanged by the counterparties and are therefore not recorded on the balance sheet. At September 30, 1994, Midlantic did not have any interest rate swaps tied other than to a fixed rate, LIBOR or the prime rate, nor did the Corporation maintain or utilize, at that time, any exchange traded futures contracts, options or other exchange traded off-balance sheet derivative financial instruments. At that date, Midlantic did not engage in any swap transactions as an intermediary, although the Corporation may decide to do so in the future if customer demand warrants.

During the first nine months of 1994, the Corporation entered into $300.0 million (notional amount) of swap contracts in which it pays an interest rate tied to the prime rate and receives LIBOR. The purpose of these contracts is to hedge against the risk that funding costs might rise faster than the prime rate on the underlying hedged prime rate-based commercial mortgage loans. As of September 30, 1994, there were no deferred gains or losses on swaps terminated during the year.

INTEREST RATE SWAP CONTRACTS-ACTIVITY DURING 1994
(In millions)
________________________________________________________________________
Notional amount of interest rate
 swaps at December 31, 1993                                       $4,268
New swaps                                                            300
Matured swaps                                                       (121)
Swaps terminated                                                    (300)
________________________________________________________________________
Notional amount of interest rate
 swaps at September 30, 1994                                      $4,147
________________________________________________________________________

Credit risk associated with interest rate swap contracts arises from the potential for a counterparty to default on its obligations. Midlantic attempts to limit credit risk by transacting only with the most creditworthy counterparties. All counterparties to contracts in place as of September 30, 1994 were associated with organizations having securities rated as investment grade by independent rating agencies.

As of September 30, 1994, the estimated credit exposure associated with interest rate swap contracts was approximately $43 million representing those swaps that show a positive (favorable) mark-to-market position. Management believes that the swap contracts it has in place as of September 30, 1994 have been effective tools in the control of interest rate risk.

The following table describes the direct impact of interest rate swaps on NII. During the periods indicated, Midlantic used such swaps exclusively as one of several tools to manage interest rate risk. Any net benefit from these interest rate contracts is intended as an offset to changing levels of NII related to specific assets or liabilities on the Corporation's balance sheet.

IMPACT OF INTEREST RATE SWAPS ON NET INTEREST INCOME

                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                  SEPTEMBER 30                 SEPTEMBER 30
(In thousands)                  1994          1993          1994         1993
_____________________________________________________________________________
Interest income              $ 2,210       $10,724      $ 16,446     $ 31,216
Interest expense              (3,102)       (6,708)      (13,647)     (19,493)
_____________________________________________________________________________
  Net interest income        $ 5,312       $17,432      $ 30,093     $ 50,709
=============================================================================

MATURITY DISTRIBUTION AND SUMMARY OF FAIR VALUES OF
SWAP CONTRACTS IN PLACE AS OF SEPTEMBER 30, 1994

                                              Notional Amounts
                                       _______________________________
                                       Receive       Pay   Receive and
(In millions)                            Fixed     Fixed  Pay Variable   Total
______________________________________________________________________________
1994 - Fourth quarter                   $  698    $  --          $  --  $  698
1995 - First quarter                       400       --             --     400
     - Second quarter                       --       --             --      --
     - Third quarter                        --       --             --      --
     - Fourth quarter                    1,000       --             --   1,000
1996                                       900       --            300   1,200
1997                                       250      599             --     849
______________________________________________________________________________
Total interest rate swaps               $3,248    $ 599          $ 300  $4,147
==============================================================================
FAIR VALUE OF INTEREST RATE SWAPS
  Contracts with a positive
    mark-to-market position             $   10    $  33          $  --  $   43
  Contracts with a negative
    mark-to-market position                (11)      --             (5)    (16)
______________________________________________________________________________
Net fair value of interest rate swaps   $   (1)   $  33          $  (5) $   27
==============================================================================

LIQUIDITY
_________

GENERAL
Liquidity represents the Corporation's ability to efficiently fulfill its funding obligations at reasonable cost. Through its ALCO, Midlantic addresses the liquidity requirements of its holding companies and its major subsidiaries on both a short-term and long-term basis using a variety of operating scenarios that take into account the effect of both quantitative and qualitative influences. These influences include national and regional economic conditions, the interest rate environment, loan quality, unfunded commitments, projections of deposit and loan growth and key ratio analyses.
On a longer-term basis, liquidity is projected using investment and funding alternatives that take into consideration the Corporation's strategic objectives.

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

LIQUIDITY RATIOS

                                   SEPTEMBER 30   DECEMBER 31  SEPTEMBER 30
                                           1994          1993          1993
___________________________________________________________________________
Liquidity ratio (1)                        30.7%         31.6%         28.7%
Funding ratio (2)                          (6.0)        (14.3)        (23.3)
Total loans, net of unearned
 income, as a % of total deposits          75.4          72.6          74.4
Core deposits as a % of total
 loans, net of unearned income            125.5         132.6         129.0
Unfunded loan commitments as a
 % of loans outstanding                    34.6          32.0          30.8
___________________________________________________________________________
(1) Ratio of net short-term assets to net funding liabilities.
(2) Total purchased funds and money market investments less investment securities due in one year as a percent of investment securities due in more than one year and total loans, net of unearned income.

At September 30, 1994, Midlantic had unfunded loan commitments outstanding of $2.8 billion as compared with $2.7 billion at December 31, 1993. Takedowns on commitments have been occurring during the normal course of business at levels that have not adversely affected the Corporation's liquidity.

PARENT COMPANIES
MC requires sources of funds to meet contractual obligations, including servicing long-term debt, and cash dividend payments on the Corporation's preferred and common stock.

MC's liquidity (cash on hand, money market investments and available for sale securities), which is managed in conjunction with the short-term resources of the Corporation's nonbank subsidiaries, was in excess of $230 million at both September 30, 1994 and December 31, 1993. Ongoing parent company operating and interest expenses and dividends are expected to be fully funded from dividend payments and management fees from MB.

As a result of MNB's financial progress over the past several quarterly periods, on April 13, 1994, the MNB Board of Directors ("MNB's Board") approved a cash dividend from MNB to its parent (the last dividend paid by MNB was in the first quarter of 1990). A cash dividend was also approved by MNB's Board on July 20, 1994 and MB's Board of Directors approved a cash dividend on October 20, 1994.

CAPITAL ADEQUACY
________________
Midlantic places a high priority on maintaining levels of capital that exceed minimum bank regulatory guidelines and position the organization to compete effectively in its market areas.

In recent years, in addition to the retention of earnings, Midlantic has increased its capital through a variety of actions, including common stock offerings in August 1992 and May 1993. As a result, the Corporation's capital ratios, as well as the capital ratios of MB and its predecessors, MNB and CB, have significantly increased. Federal bank regulators utilize risk-based and leverage ratios to assess capital adequacy. As of September 30, 1994, Midlantic reported a tier 1 risk-based capital ratio of 12.01 percent, a total risk-based capital ratio (tier 1 plus tier 2 capital) of 16.10 percent and a leverage ratio of 8.87 percent. These ratios compare with minimum regulatory guidelines of 4.00 percent for tier 1, 8.00 percent for total capital and 3.00 percent for leverage.

As of September 30, 1994, MB had a tier 1 risk-based capital ratio of 13.20 percent and a total risk-based capital ratio of 14.48 percent. MB's leverage ratio as of September 30, 1994 was 9.94 percent.




CAPITAL RATIOS

                        Sept. 30    June 30  March 31   Dec. 31  Sept. 30
                            1994       1994      1994      1993      1993
_________________________________________________________________________
Tier 1 risk-based
  Midlantic                12.01%     10.85%     9.95%     9.28%     9.04%
  MB                       13.20      12.34     11.54     10.83     10.58
Total risk-based
  Midlantic                16.10%     14.87%    13.98%    13.29%    13.13%
  MB                       14.48      13.62     12.82     12.11     11.88
Leverage
  Midlantic                 8.87%      8.17%     7.35%     6.81%     6.86%
  MB                        9.94       9.27      8.52      7.96      8.08
_________________________________________________________________________




On March 23, 1994, the Corporation's Board declared the payment in cash of the first quarter dividend on the Term Adjustable Rate Cumulative Preferred Stock
- - Series A (the "Preferred Stock"). The second and third quarter dividends on the Preferred Stock, also paid in cash, were declared by the Corporation's
Board in June, 1994 and September, 1994, respectively. Based upon a July 22, 1992 agreement between Midlantic and the holder of the Preferred Stock, dividends on the Preferred Stock for the second half of 1991 (as well as payments in arrears) and all of 1992 and 1993 were paid through the issuance of shares of Midlantic's common stock in lieu of a cash payment. Pursuant to that agreement, Midlantic may at its discretion pay dividends in cash or shares of common stock or any combination thereof, so long as any such issuance would not result in the holder of the Preferred Stock being the beneficial owner of more than 4.99 percent of the outstanding shares of Midlantic's common stock.

As mentioned in "Recent Activities of the Corporation," on April 13, 1994, the Corporation's Board approved a quarterly cash dividend on Midlantic's common stock of $.10 per common share. Subsequently, on July 20, 1994 and October 19, 1994, the Corporation's Board declared quarterly cash dividends of $.13 and $.17 per common share, respectively.

                       MIDLANTIC CORPORATION AND SUBSIDIARIES


                               STATISTICAL TABLES TO
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND RESULTS
                                   OF OPERATIONS

                             Midlantic Corporation and Subsidiaries
                     TABLE I - ANALYSIS OF CHANGES IN NET INTEREST INCOME
                                     (In thousands)

FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 1994 VS. 1993                       VOLUME(c)        RATE(c)(d)   TOTAL
___________________________________________________________________________________________
INTEREST-EARNING ASSETS
  Interest-bearing deposits
    in other banks                                    $ (2,138)      $  1,720      $   (418)
  Other short-term investments                          (6,731)         1,861        (4,870)
  Investment securities                                 16,495         (3,766)       12,729
  Commercial, financial and foreign loans (a)(b)       (12,997)         3,175        (9,822)
  Real estate loans(a)(b)                              (33,800)        24,644        (9,156)
  Loans to individuals(a)(b)                            31,349         (4,512)       26,837
                                                      ________       ________      ________
    Total interest-earning assets                       (7,822)        23,122        15,300
                                                      ________       ________      ________
INTEREST-BEARING SOURCES OF FUNDS USED TO
  FINANCE INTEREST-EARNING ASSETS
  Domestic savings and time deposits                   (17,093)       (25,918)      (43,011)
  Overseas branch deposits                                  (8)            23            15
  Short-term borrowings                                  5,967          1,433         7,400
  Long-term debt                                        (1,704)            40        (1,664)
                                                      ________       ________      ________
    Total interest-bearing sources
      of funds used to finance
      interest-earning assets                          (12,838)       (24,422)      (37,260)
                                                      ________       ________      ________
CHANGE IN NET INTEREST INCOME                         $  5,016       $ 47,544      $ 52,560
                                                      ========       ========      ========

(a)  Includes income from loan fees which is not significant.
(b)  Includes nonaccrual loans.
(c)  The changes which cannot be attributed solely to changes in the balances (volume) or to changes in the rates are allocated to these categories on the basis of their respective percentage changes.
(d)  Includes the effect of interest rate swap positions.

       31  1/2

                                        Midlantic Corporation and Subsidiaries
                              TABLE II - COMPARATIVE CONSOLIDATED AVERAGE BALANCE SHEET
                                      WITH RESULTANT INTEREST AND AVERAGE RATES*
                                                  (In thousands)

FOR THE THREE MONTHS ENDED                          SEPTEMBER 30, 1994               September 30, 1993
___________________________________________________________________________________________________________
                                                AVERAGE            AVERAGE       Average            Average
                                                BALANCE   INTEREST    RATE       Balance   Interest    Rate
___________________________________________________________________________________________________________
ASSETS
 Interest-earning assets
  Interest-bearing deposits                 $   395,985   $  4,313    4.32%  $   528,817   $  4,727    3.55%
  Other short-term investments                1,375,525     15,583    4.49     1,364,439     13,087    3.81

  U.S. Treasury securities                    1,042,858     12,389    4.71     1,215,969     10,721    3.50
  Obligations of U.S.
   government agencies                          922,486     13,283    5.71       606,263      9,417    6.16
  Obligations of states and
   political subdivisions                        21,968        197    3.56        10,852        346   12.65
  Other securities                               64,964      1,013    6.19        69,375        957    5.47
                                            ___________   ________    ____   ___________   ________    ____
   Total investment securities                2,052,276     26,882    5.20     1,902,459     21,441    4.47
                                            ___________   ________    ____   ___________   ________    ____
  Commercial, financial and
    foreign loans                             3,052,533     63,626    8.27     3,075,695     60,987    7.87
  Real estate loans                           2,814,615     60,958    8.59     3,355,325     61,230    7.24
  Loans to individuals                        2,429,312     49,700    8.12     2,124,154     43,897    8.20
                                            ___________   ________    ____   ___________   ________    ____
   Total loans(1)(2)(3)                       8,296,460    174,284    8.33     8,555,174    166,114    7.70
                                            ___________   ________    ____   ___________   ________    ____
   Total interest-earning assets             12,120,246    221,062    7.24    12,350,889    205,369    6.60
                                            ___________   ________    ____   ___________   ________    ____
 Noninterest-earning assets
  Cash and due from banks                       796,738                          774,443
  Other assets                                  731,340                          952,316
  Allowance for loan losses                    (370,973)                        (547,216)
                                            ___________                      ___________
   Total noninterest-earning assets           1,157,105                        1,179,543
                                            ___________                      ___________
Total assets                                $13,277,351                      $13,530,432
                                            ___________                      ___________













       31  2/2

LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities
  Domestic savings and time
   deposits                                 $ 8,245,556     55,154    2.65   $ 8,985,991     61,516    2.72
  Overseas branch deposits                       12,210        124    4.03         8,492         65    3.04
  Short-term borrowings                         516,428      5,084    3.91       348,547      2,581    2.94
  Long-term debt                                373,000      8,586    9.13       386,805      8,857    9.08
                                            ___________   ________    ____   ___________   ________    ____
   Total interest-bearing liabilities         9,147,194     68,948    2.99     9,729,835     73,019    2.98
                                            ___________   ________    ____   ___________   ________    ____
 Noninterest-bearing liabilities
   and shareholders' equity
  Demand deposits                             2,695,792                        2,620,355
  Other liabilities                             164,379                          154,139
                                            ___________                      ___________
   Total noninterest-bearing liabilities      2,860,171                        2,774,494
                                            ___________                      ___________
  Shareholders' equity                        1,269,986                        1,026,103
                                            ___________                      ___________
Total liabilities and shareholders' equity  $13,277,351                      $13,530,432
                                            ___________                      ___________
NET INTEREST INCOME                                       $152,114                         $132,350
                                                          ========                         ========
INTEREST INCOME AS A % OF AVERAGE
  INTEREST-EARNING ASSETS                                             7.24%                            6.60%
                                                                      ====                             ====
INTEREST EXPENSE AS A % OF AVERAGE
  INTEREST-EARNING ASSETS                                             2.26%                            2.35%
                                                                      ====                             ====
NET INTEREST MARGIN (4)                                               4.98%                            4.25%
                                                                      ====                             ====

See Notes to Comparative Consolidated Average Balance Sheet with Resultant Interest and Average Rates.

       32  1/2

                                       Midlantic Corporation and Subsidiaries
                            TABLE III - COMPARATIVE CONSOLIDATED AVERAGE BALANCE SHEET
                                     WITH RESULTANT INTEREST AND AVERAGE RATES*
                                                (In thousands)

FOR THE NINE MONTHS ENDED                           SEPTEMBER 30, 1994               September 30, 1993
___________________________________________________________________________________________________________
                                                AVERAGE            AVERAGE       Average            Average
                                                BALANCE   INTEREST    RATE       Balance   Interest    Rate
___________________________________________________________________________________________________________
ASSETS
 Interest-earning assets
  Interest-bearing deposits                 $   484,875   $ 13,982    3.86%  $   563,273   $ 14,400    3.42%
  Other short-term investments                1,293,549     38,103    3.94     1,524,335     42,973    3.77

  U.S. Treasury securities                    1,131,358     33,531    3.96     1,101,165     33,558    4.07
  Obligations of U.S.
   government agencies                          978,114     43,712    5.98       636,407     30,816    6.47
  Obligations of states and
   political subdivisions                        16,548        524    4.23         9,660        620    8.58
  Other securities                               67,094      2,901    5.78        70,735      2,945    5.57
                                            ___________   ________    ____   ___________   ________    ____
   Total investment securities                2,193,114     80,668    4.92     1,817,967     67,939    5.00
                                            ___________   ________    ____   ___________   ________    ____
  Commercial, financial and
    foreign loans                             3,028,669    182,799    8.07     3,244,721    192,621    7.94
  Real estate loans                           2,919,481    177,756    8.14     3,508,465    186,912    7.12
  Loans to individuals                        2,379,316    144,750    8.13     1,866,376    117,913    8.45
                                            ___________   ________    ____   ___________   ________    ____
   Total loans(1)(2)(3)                       8,327,466    505,305    8.11     8,619,562    497,446    7.72
                                            ___________   ________    ____   ___________   ________    ____
   Total interest-earning assets             12,299,004    638,058    6.93    12,525,137    622,758    6.65
                                            ___________   ________    ____   ___________   ________    ____
 Noninterest-earning assets
  Cash and due from banks                       778,036                          780,817
  Other assets                                  855,042                        1,042,178
  Allowance for loan losses                    (383,865)                        (602,108)
                                            ___________                      ___________
   Total noninterest-earning assets           1,249,213                        1,220,887
                                            ___________                      ___________
Total assets                                $13,548,217                      $13,746,024
                                            ___________                      ___________













       32  2/2

LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities
  Domestic savings and time
   deposits                                 $ 8,461,876    162,360    2.57   $ 9,277,195    205,371    2.96
  Overseas branch deposits                       11,620        313    3.60        11,946        298    3.34
  Short-term borrowings                         626,256     15,906    3.40       385,203      8,506    2.95
  Long-term debt                                374,682     25,865    9.23       399,373     27,529    9.22
                                            ___________   ________    ____   ___________   ________    ____
   Total interest-bearing liabilities         9,474,434    204,444    2.89    10,073,717    241,704    3.21
                                            ___________   ________    ____   ___________   ________    ____
 Noninterest-bearing liabilities
   and shareholders' equity
  Demand deposits                             2,712,070                        2,567,601
  Other liabilities                             159,659                          166,273
                                            ___________                      ___________
   Total noninterest-bearing liabilities      2,871,729                        2,733,874
                                            ___________                      ___________
  Shareholders' equity                        1,202,054                          938,433
                                            ___________                      ___________
Total liabilities and
 shareholders' equity                       $13,548,217                      $13,746,024
                                            ___________                      ___________
NET INTEREST INCOME                                       $433,614                         $381,054
                                                          ========                         ========
INTEREST INCOME AS A % OF
 AVERAGE INTEREST-EARNING ASSETS                                      6.93%                            6.65%
                                                                      ====                             ====
INTEREST EXPENSE AS A % OF
 AVERAGE INTEREST-EARNING ASSETS                                      2.22%                            2.58%
                                                                      ====                             ====
NET INTEREST MARGIN (4)                                               4.71%                            4.07%
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

                                  Midlantic Corporation and Subsidiaries
                    TABLE IV - INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES
                                 WITH RESULTANT INTEREST AND AVERAGE RATES*
(In thousands)                       SEPT. 30       JUNE 30      MARCH 31       DEC. 31      SEPT. 30
FOR THE THREE MONTHS ENDED               1994          1994          1994          1993          1993
_____________________________________________________________________________________________________
INTEREST-EARNING ASSETS
  Interest-bearing deposits
    Average balance               $   395,985   $   490,166   $   568,474   $   431,521   $   528,817
    Interest income                     4,313         4,705         4,964         3,919         4,727
    Average rate                         4.32%         3.85%         3.54%         3.60%         3.55%
  Other short-term investments
    Average balance               $ 1,375,525   $ 1,311,013   $ 1,194,109   $ 1,085,775   $ 1,364,439
    Interest income                    15,583        12,723         9,797         8,797        13,087
    Average rate                         4.49%         3.89%         3.33%         3.21%         3.81%
  Investment securities
    Average balance               $ 2,052,276   $ 2,141,463   $ 2,385,603   $ 2,286,719   $ 1,902,459
    Interest income                    26,882        26,081        27,705        24,109        21,441
    Average rate                         5.20%         4.89%         4.71%         4.18%         4.47%
  Total loans
    Average balance               $ 8,296,460   $ 8,314,731   $ 8,371,207   $ 8,575,474   $ 8,555,174
    Interest income                   174,284       168,539       162,482       165,964       166,114
    Average rate                         8.33%         8.13%         7.87%         7.68%         7.70%
                                  ___________   ___________   ___________   ___________   ___________
    Total average interest-
     earning assets               $12,120,246   $12,257,373   $12,519,393   $12,379,489   $12,350,889
    Total interest income             221,062       212,048       204,948       202,789       205,369
    Total average rate on
     interest-earning assets             7.24%         6.94%         6.64%         6.50%         6.60%
                                  ===========   ===========   ===========   ===========   ===========
INTEREST-BEARING LIABILITIES
  Deposits
    Average balance               $ 8,257,766   $ 8,481,242   $ 8,681,480   $ 8,798,017   $ 8,994,483
    Interest expense                   55,278        53,647        53,748        57,217        61,581
    Average rate                         2.66%         2.54%         2.51%         2.58%         2.72%
  Short-term borrowings
    Average balance               $   516,428   $   644,947   $   717,393   $   421,955   $   348,547
    Interest expense                    5,084         5,579         5,243         3,080         2,581
    Average rate                         3.91%         3.47%         2.96%         2.90%         2.94%
  Long-term debt
    Average balance               $   373,000   $   374,483   $   376,563   $   386,749   $   386,805
    Interest expense                    8,586         8,619         8,660         8,856         8,857
    Average rate                         9.13%         9.23%         9.33%         9.08%         9.08%
                                  ___________   ___________   ___________   ___________   ___________
    Total average interest-
     bearing liabilities          $ 9,147,194   $ 9,500,672   $ 9,775,436   $ 9,606,721   $ 9,729,835
    Total interest expense             68,948        67,845        67,651        69,153        73,019
    Total average rate on
     interest-bearing liabilities        2.99%         2.86%         2.81%         2.86%         2.98%
                                  ===========   ===========   ===========   ===========   ===========
NET INTEREST INCOME               $   152,114   $   144,203   $   137,297   $   133,636   $   132,350
                                  ===========   ===========   ===========   ===========   ===========
NET INTEREST MARGIN                      4.98%         4.72%         4.45%         4.28%         4.25%
                                  ===========   ===========   ===========   ===========   ===========

*Interest income and average rates are not presented on a tax-equivalent basis.

                                  Midlantic Corporation and Subsidiaries
                         TABLE V - AVERAGE FUNDING SOURCES - BALANCES AND RATES PAID
                                           (In thousands)


                                  Sept. 30       June 30      March 31       Dec. 31      Sept. 30
FOR THE THREE MONTHS ENDED            1994          1994          1994          1993          1993
__________________________________________________________________________________________________

AVERAGE BALANCES
DEPOSITS
 Noninterest-bearing demand    $ 2,695,792   $ 2,666,221   $ 2,774,197   $ 2,762,169   $ 2,620,355
 Interest-bearing demand         1,364,251     1,391,793     1,413,953     1,401,206     1,386,514
 Savings                         1,681,768     1,659,882     1,602,128     1,565,158     1,545,556
 Retail money market accounts    2,058,531     2,128,083     2,195,337     2,230,982     2,289,938
 CDs over $100,000                 455,249       391,517       400,235       451,447       496,946
 Other time                      2,685,757     2,897,013     3,060,131     3,140,090     3,267,037
 Overseas branch deposits           12,210        12,954         9,696         9,134         8,492
                               ___________   ___________   ___________   ___________   ___________
   Total average deposits      $10,953,558   $11,147,463   $11,455,677   $11,560,186   $11,614,838
                               ===========   ===========   ===========   ===========   ===========
SHORT-TERM BORROWINGS
 Federal funds purchased            30,480   $    35,962   $    35,672   $    43,312   $    51,546
 Repurchase agreements             461,536       580,362       653,096       354,592       268,096
 Other short-term borrowings        24,412        28,623        28,625        24,051        28,905
                               ___________   ___________   ___________   ___________   ___________
   Total average short-term
    borrowings                 $   516,428   $   644,947   $   717,393   $   421,955   $   348,547
                               ===========   ===========   ===========   ===========   ===========
LONG-TERM DEBT                 $   373,000   $   374,483   $   376,563   $   386,749   $   386,805
                               ===========   ===========   ===========   ===========   ===========
AVERAGE RATES
DEPOSITS
 Interest-bearing demand              1.17%         1.14%         1.20%         1.28%         1.57%
 Savings                              2.07          2.05          2.07          2.08          2.17
 Retail money market accounts         2.52          2.39          2.35          2.37          2.48
 CDs over $100,000                    4.14          3.87          3.64          3.66          3.77
 Other time                           3.62          3.41          3.31          3.41          3.47
 Overseas branch deposits             4.03          3.53          3.14          3.08          3.04
                               ___________   ___________   ___________   ___________   ___________
   Total average rate
    paid on deposits                  2.66%         2.54%         2.51%         2.58%         2.72%
                               ===========   ===========   ===========   ===========   ===========
SHORT-TERM BORROWINGS
 Federal funds purchased              4.52%         3.86%         3.16%         2.98%         3.06%
 Repurchase agreements                3.86          3.44          2.94          2.92          2.87
 Other short-term borrowings          4.10          3.62          3.30          2.46          3.34
                               ___________   ___________   ___________   ___________   ___________
   Total average rate paid
    on short-term borrowings          3.91%         3.47%         2.96%         2.90%         2.94%
                               ===========   ===========   ===========   ===========   ===========
LONG-TERM DEBT                        9.13%         9.23%         9.33%         9.08%         9.08%
                               ===========   ===========   ===========   ===========   ===========

                             Midlantic Corporation and Subsidiaries
               TABLE VI - INVESTMENT SECURITIES - CARRYING AND FAIR VALUES
                               AND GROSS UNREALIZED GAINS AND LOSSES
                                      SEPTEMBER 30, 1994
                                          (In thousands)

                                                         GROSS         GROSS
                                         CARRYING    UNREALIZED    UNREALIZED           FAIR
HELD-TO-MATURITY                            VALUE         GAINS        LOSSES          VALUE
____________________________________________________________________________________________
United States Treasury securities      $  876,716        $   --      $(14,520)    $  862,196
Obligations of United States
  government agencies                     903,911         1,575       (51,882)       853,604
Obligations of states and political
  subdivisions                              3,168             1            --          3,169
Other securities                            7,486           154           (36)         7,604
                                       __________        ______      ________     __________
                                       $1,791,281        $1,730      $(66,438)    $1,726,573
                                       ==========        ======      ========     ==========

                                                          GROSS         GROSS
                                         CARRYING    UNREALIZED    UNREALIZED           FAIR
AVAILABLE-FOR-SALE                          VALUE         GAINS        LOSSES          VALUE
____________________________________________________________________________________________
United States Treasury securities      $  435,091        $   --      $ (1,638)    $  433,453
Obligations of states and political
  subdivisions                              1,772            --          (206)         1,566
Other securities                           59,193           452        (1,690)        57,955
                                       __________        ______      ________     __________
                                       $  496,056        $  452      $ (3,534)    $  492,974
                                       ==========        ======      ========     ==========

             TABLE VII - INVESTMENT SECURITIES - GROSS REALIZED GAINS AND LOSSES
                                    (In thousands)

                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                SEPTEMBER 30                  SEPTEMBER 30
                                            1994*          1993             1994*       1993
____________________________________________________________________________________________
Gross realized investment
  securities gains                       $    --            $ 3          $ 3,031      $5,327
Gross realized investment
  securities losses                           --             --           (6,405)       (464)
                                         _______            ___          _______      ______
Investment securities gains (losses)     $    --            $ 3          $(3,374)     $4,863
                                         =======            ===          =======      ======

* Represents gains/losses on available-for-sale securities.

                               Midlantic Corporation and Subsidiaries
                                          TABLE VIII - LOANS

                                  SEPT. 30      JUNE 30     MARCH 31      DEC. 31     SEPT. 30
(In thousands)                        1994         1994         1994         1993         1993
______________________________________________________________________________________________

Commercial, financial
  and foreign loans             $3,041,452   $3,176,688   $3,155,468   $2,996,145   $3,069,301
Real estate
  Construction and development     585,404      692,454      789,445      834,013    1,015,701
  Long-term commercial
   mortgage                      1,579,890    1,590,226    1,631,406    1,664,757    1,795,809
  Long-term 1-4 family
   residential                     542,271      555,883      566,278      636,632      414,112
Loans to individuals             2,608,270    2,524,202    2,457,718    2,415,391    2,302,193
                                __________   __________   __________   __________   __________
  Total loans                    8,357,287    8,539,453    8,600,315    8,546,938    8,597,116
Less: unearned income              144,257      141,794      138,777      137,241      127,406
                                __________   __________   __________   __________   __________
  Total loans, net of
    unearned income             $8,213,030   $8,397,659   $8,461,538   $8,409,697   $8,469,710
                                ==========   ==========   ==========   ==========   ==========

                            Midlantic Corporation and Subsidiaries
            TABLE IX - CONSTRUCTION AND DEVELOPMENT LOANS - PROPERTY TYPE BY STATE
                                        (In thousands)

SEPTEMBER 30, 1994        NEW JERSEY  PENNSYLVANIA    NEW YORK    FLORIDA      OTHER       TOTAL
________________________________________________________________________________________________
PORTFOLIO
 Office buildings           $ 56,471      $ 55,703     $14,300    $    --    $11,003    $137,477
 Shopping centers             50,167        42,598          --      4,000     20,334     117,099
 Residential                  64,239        31,451         291      9,138      4,924     110,043
 Land                         32,776        22,996       3,237      1,744      3,949      64,702
 Hotels/motels                16,216         1,649         288     13,200     15,623      46,976
 Industrial/warehouse         25,579        10,789       6,991         --      1,010      44,369
 Other                        44,379         9,788       4,776         68      5,727      64,738
                            ________      ________     _______    _______    _______    ________
   Total                    $289,827      $174,974     $29,883    $28,150    $62,570    $585,404
                            ========      ========     =======    =======    =======    ========
NONACCRUAL SEGMENT
 Office buildings           $  1,144      $ 14,691     $    --    $    --    $    --    $ 15,835
 Shopping centers                924            --          64         --         --         988
 Residential                   5,658           696         291         --         --       6,645
 Land                          7,999            --          --         --        623       8,622
 Hotels/motels                 1,453            --          --         --         --       1,453
 Industrial/warehouse             --            --          --         --         --          --
 Other                         1,528            --         174         --      2,150       3,852
                            ________      ________     _______    _______    _______    ________
   Total                    $ 18,706      $ 15,387     $   529    $    --    $ 2,773    $ 37,395
                            ========      ========     =======    =======    =======    ========
PERCENT OF NONACCRUAL
  TO PORTFOLIO                   6.5%          8.8%        1.8%        --%       4.4%        6.4%
                            ========      ========     =======    =======    =======    ========

                           Midlantic Corporation and Subsidiaries
                  TABLE X - LONG-TERM COMMERCIAL MORTGAGE LOANS - PROPERTY TYPE BY STATE
                                           (In thousands)

SEPTEMBER 30, 1994         NEW JERSEY  PENNSYLVANIA    NEW YORK    FLORIDA      OTHER         TOTAL
___________________________________________________________________________________________________
PORTFOLIO
 Industrial/warehouse        $245,969      $165,495     $27,992     $  925    $ 8,075    $  448,456
 Office buildings             200,566       136,463       4,557         --         --       341,586
 Retail businesses            144,014        61,310       6,891         --        385       212,600
 Hospitals, medical
   centers and nursing
   homes                       94,365        37,337       1,351         --         --       133,053
 Apartment houses and
   other rental properties     62,591        59,417       2,206      1,484      6,937       132,635
 Shopping centers              25,128        44,309          --         --      5,837        75,274
 Automobile and truck
   sales                       47,108        16,270           6         --         --        63,384
 Hotels/motels                 41,448         7,013       2,453         --        293        51,207
 Other                         62,141        47,547       1,944      7,244      2,819       121,695
                             ________      ________     _______     ______    _______    __________
  Total                      $923,330      $575,161     $47,400     $9,653    $24,346    $1,579,890
                             ========      ========     =======     ======    =======    ==========
NONACCRUAL SEGMENT
 Industrial/warehouse        $ 10,493      $  5,797     $    --     $   --    $    --    $   16,290
 Office buildings               4,276           787          --         --         --         5,063
 Retail businesses              7,574         1,138         348         --         --         9,060
 Hospitals, medical
   centers and nursing
   homes                           --            --          --         --         --            --
 Apartment houses and
   other rental
   properties                   6,579         1,998         307         --         --         8,884
 Shopping centers                  --           575          --         --         --           575
 Automobile and truck
   sales                        2,464           479          --         --         --         2,943
 Hotels/motels                  1,022         4,889          --         --         --         5,911
 Other                             48           238         229         --         --           515
                             ________      ________     _______     ______    _______    __________
  Total                      $ 32,456      $ 15,901     $   884     $   --    $    --    $   49,241
                             ========      ========     =======     ======    =======    ==========
PERCENT OF NONACCRUAL
  TO PORTFOLIO                    3.5%          2.8%        1.9%        --%        --%          3.1%
                             ========      ========     =======     ======    =======    ==========


                          Midlantic Corporation and Subsidiaries
           TABLE XI - SUMMARY OF LOAN LOSS EXPERIENCE/ALLOWANCE FOR LOAN LOSSES
                                       (In thousands)

                                      SEPT. 30     JUNE 30    MARCH 31     DEC. 31    SEPT. 30
FOR THE THREE MONTHS ENDED                1994        1994        1994        1993        1993
______________________________________________________________________________________________
Allowance at beginning of period      $373,345    $387,374    $400,311    $505,827    $547,784
Provision charged to operating
 expense                                 5,000       5,604       8,021      30,581      14,598
Net charge-offs related to loans
 sold in bulk sales or transferred
 to "assets held for accelerated
 disposition"                               --          --       7,901      97,407      15,362

Loans charged off*
 Commercial and financial               11,196      20,096      10,604      23,169      23,964
 Real estate
  Construction and development           8,025       1,858       4,335       7,569       9,597
  Long-term commercial mortgage          2,166       1,937       2,449      10,245       7,690
  Long-term 1-4 family residential         513         180         422         666         172
 Loans to individuals                    7,059       6,281       5,887       8,089       5,424
                                      ________    ________    ________    ________    ________
   Total loans charged off              28,959      30,352      23,697      49,738      46,847
                                      ________    ________    ________    ________    ________

Recoveries on loans *
 Commercial and financial                4,141       6,433       5,356       7,539       2,945
 Real estate
  Construction and development             932       1,255       2,029       1,824         382
  Long-term commercial mortgage            834         285         674         340         626
  Long-term 1-4 family residential           1           2           1           2           8
 Loans to individuals                    1,869       2,744       2,580       1,343       1,693
                                      ________    ________    ________    ________    ________
   Total recoveries on loans             7,777      10,719      10,640      11,048       5,654
                                      ________    ________    ________    ________    ________
    Net loans charged off               21,182      19,633      13,057      38,690      41,193
                                      ________    ________    ________    ________    ________
Allowance at end of period            $357,163    $373,345    $387,374    $400,311    $505,827
                                      ========    ========    ========    ========    ========

*Excludes charge-offs and recoveries related to loans sold in bulk sales or transferred to
 "assets held for accelerated disposition."

                            Midlantic Corporation and Subsidiaries
               TABLE XII - NONACCRUAL LOANS, OTHER REAL ESTATE OWNED, NET,
                            RENEGOTIATED LOANS AND PAST DUE LOANS
                                         (In thousands)


                                  Sept. 30     June 30    March 31     Dec. 31    Sept. 30
                                      1994        1994        1994        1993        1993
__________________________________________________________________________________________
NONACCRUAL LOANS
  Commercial, financial
   and foreign                    $ 90,716    $114,980    $127,799    $114,632    $137,233
  Real estate
    Construction and development    37,395      36,476      40,397      50,143     160,937
    Long-term commercial mortgage   49,241      48,173      53,550      63,431     132,269
    Long-term 1-4 family
     residential                        --       4,262       4,068       4,489       5,222
  Loans to individuals              17,274      21,083      27,641      32,604      32,948
                                  ________    ________    ________    ________    ________
    TOTAL NONACCRUAL LOANS        $194,626    $224,974    $253,455    $265,299    $468,609
                                  ========    ========    ========    ========    ========
ALLOWANCE FOR LOAN LOSSES
  AS A % OF NONACCRUAL LOANS        183.5%      166.0%      152.8%       150.9%      107.9%
                                  ========    ========    ========    ========    ========
OTHER REAL ESTATE OWNED, NET
  Acquired properties             $ 80,612    $ 86,647    $ 87,503    $ 97,238    $178,313
  In-substance foreclosures         18,251      21,661      33,499      35,432      94,762
                                  ________    ________    ________    ________    ________
    TOTAL OTHER REAL ESTATE
     OWNED, NET                   $ 98,863    $108,308    $121,002    $132,670    $273,075
                                  ========    ========    ========    ========    ========
TOTAL NONACCRUAL LOANS AND
  OTHER REAL ESTATE OWNED, NET    $293,489    $333,282    $374,457    $397,969    $741,684
                                  ========    ========    ========    ========    ========
TOTAL RENEGOTIATED LOANS          $ 45,937    $108,064    $165,516    $172,058    $181,320
                                  ========    ========    ========    ========    ========
ACCRUING LOANS PAST DUE 90
  DAYS OR MORE AS TO
  INTEREST OR PRINCIPAL
  PAYMENTS                        $ 27,521    $ 40,032    $ 20,862    $ 36,161    $ 50,389
                                  ========    ========    ========    ========    ========

                       Midlantic Corporation and Subsidiaries
                 TABLE XIII YEAR-TO-DATE INTEREST INCOME ON NONACCRUAL
                  AND RENEGOTIATED LOANS OUTSTANDING AT END OF PERIOD
                                      (In thousands)

FOR THE NINE MONTHS ENDED SEPTEMBER 30                      1994          1993
______________________________________________________________________________
NONACCRUAL LOANS
Interest income that would have been
  recorded on nonaccrual loans
  outstanding at period-end in
  accordance with original terms                         $13,274       $28,734
Interest income actually recorded
  on nonaccrual loans                                      2,256         2,070
                                                         _______       _______
  Net decrease in interest income
   on nonaccrual loans                                   $11,018       $26,664
                                                         =======       =======
RENEGOTIATED LOANS
Interest income that would have been
  recorded on renegotiated loans
  outstanding at period-end in
  accordance with original terms                         $ 2,647       $ 7,514
Interest income actually recorded
  on renegotiated loans                                    3,206         6,029
                                                         _______       _______
  Net (increase) decrease in interest
   income on renegotiated loans                          $  (559)      $ 1,485
                                                         =======       =======


                             TABLE XIV - NONACCRUAL LOANS ACTIVITY
                                        (In thousands)

FOR THE NINE MONTHS ENDED SEPTEMBER 30                     1994          1993
_____________________________________________________________________________
Balance at beginning of year                           $265,299     $ 809,669
Additions                                               136,517       238,535
Payments                                               (100,655)     (145,493)
Returned to accrual status                              (21,765)      (49,842)
Charge-offs                                             (67,796)     (140,918)
Transfers to OREO                                       (12,998)     (112,554)
Transfers to renegotiated loans                              --        (7,295)
Transfers to "assets held for
 accelerated disposition"                                  (884)     (120,759)
Other                                                    (3,092)       (2,734)
                                                       ________     _________
BALANCE AT SEPTEMBER 30                                $194,626     $ 468,609
                                                       ========     =========

                          Midlantic Corporation and Subsidiaries
               TABLE XV - IN-SUBSTANCE FORECLOSURES - PROPERTY TYPE BY STATE
                                       (In thousands)

SEPTEMBER 30, 1994                     NEW JERSEY          NEW YORK          TOTAL
__________________________________________________________________________________
Office buildings                          $ 9,357            $   --        $ 9,357
Land                                        3,752               443          4,195
Industrial/warehouse                          529                86            615
Residential tract                             378                --            378
Hotels/motels                                  --                --             --
Shopping centers                               --                --             --
Other                                       3,225               481          3,706
                                          _______            ______        _______
  TOTAL                                   $17,241            $1,010        $18,251
                                          =======            ======        =======

                  TABLE XVI - ACQUIRED OREO PROPERTIES - PROPERTY TYPE BY STATE
                                        (In thousands)

SEPTEMBER 30, 1994      NEW JERSEY  PENNSYLVANIA   NEW YORK   FLORIDA     OTHER      TOTAL
__________________________________________________________________________________________
Land                       $36,069        $1,977     $   --      $939    $   --    $38,985
Residential tract            7,460         2,394        268        30     2,397     12,549
Industrial/warehouse         6,744         2,485         --        --        --      9,229
Shopping centers             3,202           576        212        --        --      3,990
Office buildings             3,510           161         --        --        --      3,671
Hotels/motels                  641            --         --        --        --        641
Other                        8,889         1,470      1,188        --        --     11,547
                           _______        ______     ______      ____    ______    _______
  TOTAL                    $66,515        $9,063     $1,668      $969    $2,397    $80,612
                           =======        ======     ======      ====    ======    =======

                            TABLE XVII -  OTHER REAL ESTATE OWNED ACTIVITY

FOR THE NINE MONTHS ENDED                     IN-SUBSTANCE    ACQUIRED OREO
SEPTEMBER 30, 1994 (In thousands)             FORECLOSURES       PROPERTIES          TOTAL
__________________________________________________________________________________________
Balance December 31, 1993                         $ 35,432         $ 97,238       $132,670
Transfers from loans                                    --           17,949         17,949
Advances                                               250              101            351
Charges to operating expenses to
 absorb declines in net realizable value            (1,693)          (5,807)        (7,500)
Transfers from in-substance
 foreclosures to acquired OREO properties          (10,345)          10,345             --
Sales of properties and payments                    (5,079)         (38,355)       (43,434)
Transfers to "assets held for
 accelerated disposition"                               --             (876)          (876)
Transfers to renegotiated loans
 or accruing loans                                    (368)              --           (368)
Other                                                   54               17             71
                                                  ________         ________       ________
BALANCE SEPTEMBER 30, 1994                        $ 18,251         $ 80,612       $ 98,863
                                                  ========         ========       ========

                             Midlantic Corporation and Subsidiaries
                    TABLE XVIII - SUPPLEMENTAL DATA ON NONACCRUAL LOANS AND
                                 IN-SUBSTANCE FORECLOSURES (1)
                                          (In thousands)

                                                                          CASH INTEREST PAYMENTS
                                     AT SEPTEMBER 30, 1994                  IN 1994 APPLIED AS(3)
________________________________________________________________________________________________
                             NONACCRUAL  IN-SUBSTANCE  PERFORMANCE       INTEREST   REDUCTION OF
                                  LOANS  FORECLOSURES      RATIO(2)        INCOME      PRINCIPAL
________________________________________________________________________________________________
CONTRACTUALLY CURRENT
 Payment in full of
  principal and interest
  expected                      $11,231       $    --           8.9%         $341         $  405
 Payment in full of
  principal or interest
  in doubt                          787            --            .6            --            124
________________________________________________________________________________________________
CONTRACTUALLY PAST DUE
 Substantial performance(4)      20,100            --          16.0           121          1,036
 Limited performance(5)           6,098         9,196           4.8            --          2,088
 No performance                  87,832         6,883          69.7            --          1,339
________________________________________________________________________________________________


(1)  Disclosure has been limited to nonaccrual loans and in-substance foreclosures whose principal balance at September 30, 1994 was $500 thousand or above.
     Nonaccrual loans of $500 thousand or more comprised 52.4 percent of total nonaccrual loans.  Substantially all in-substance foreclosures outstanding at September 30, 1994 had carrying values in excess of $500 thousand.
(2)  Nonaccrual loans as a percent of total nonaccrual loans of over $500 thousand.
(3)  Represents the cash interest payments received since loans outstanding as of
     September 30, 1994 were categorized as nonaccrual or in-substance foreclosures.
(4)  Periodic (at least quarterly) payments received represent at least 75 percent of the contractual principal and/or interest due.
(5)  Periodic (at least quarterly) payments received represent between 1 percent and
     75 percent of the contractual principal and/or interest due.


       44  1/2

                                Midlantic Corporation and Subsidiaries
                              TABLE XIX - CONSOLIDATED SUMMARY OF INCOME
                                (In thousands, except per share data)

                                         SEPT. 30     JUNE 30    MARCH 31     DEC. 31    SEPT. 30
 FOR THE THREE MONTHS ENDED                  1994        1994        1994        1993        1993
_________________________________________________________________________________________________
 INTEREST INCOME
  Interest and fees on loans             $174,284    $168,539    $162,482    $165,964    $166,114
  Interest on investment securities        26,882      26,081      27,705      24,109      21,441
  Interest on deposits with banks           4,313       4,705       4,964       3,919       4,727
  Interest on other short-term
   investments                             15,583      12,723       9,797       8,797      13,087
                                         ________    ________    ________    ________    ________
     Total interest income                221,062     212,048     204,948     202,789     205,369
                                         ________    ________    ________    ________    ________
 INTEREST EXPENSE
  Interest on deposits                     55,278      53,647      53,748      57,217      61,581
  Interest on short-term borrowings         5,084       5,579       5,243       3,080       2,581
  Interest on long-term debt                8,586       8,619       8,660       8,856       8,857
                                         ________    ________    ________    ________    ________
     Total interest expense                68,948      67,845      67,651      69,153      73,019
                                         ________    ________    ________    ________    ________
 Net interest income                      152,114     144,203     137,297     133,636     132,350
   Provision for loan losses                5,000       5,604       8,021      30,581      14,598
 Net interest income after
  provision for loan losses               147,114     138,599     129,276     103,055     117,752
                                         ________    ________    ________    ________    ________
 NONINTEREST INCOME
  Trust income                             11,285      10,860       9,782      10,396      10,499
  Service charges on deposits              20,029      19,020      18,946      20,951      19,523
  Investment securities (losses) gains         --      (4,637)      1,263       2,142           3
  Net gains on disposition of assets           --      25,056          --          --          --
  Other                                    18,056      19,930      17,338      13,836      13,266
                                         ________    ________    ________    ________    ________
     Total noninterest income              49,370      70,229      47,329      47,325      43,291
                                         ________    ________    ________    ________    ________
                                          196,484     208,828     176,605     150,380     161,043
                                         ________    ________    ________    ________    ________
 NONINTEREST EXPENSES
  Salaries and benefits                    58,223      57,901      56,214      57,212      55,738
  Net occupancy                            10,469      10,820      12,235      11,456      10,970
  Equipment rental and expense              5,922       5,990       6,925       6,372       5,777
  Other real estate owned, net              (687)       1,800       4,169      41,293      13,251
  FDIC assessment charges                   7,005       7,187       7,194       8,135       8,102
  Legal and professional fees              11,512      11,260       9,875      13,628      13,566
  Other                                    22,395      29,363      24,372      18,922      21,903
                                         ________    ________    ________    ________    ________
     Total noninterest expenses           114,839     124,321     120,984     157,018     129,307
                                         ________    ________    ________    ________    ________





       44  2/2

 Income (loss) before income taxes
  and cumulative effect of the
  change in accounting for
  postemployment benefits                  81,645      84,507      55,621      (6,638)     31,736
   Income tax expense (benefit)             5,398      12,228       2,268     (65,698)    (15,151)
                                         ________    ________    ________    ________    ________
 Income before cumulative effect
  of the change in accounting for
  postemployment benefits                  76,247      72,279      53,353      59,060      46,887
                                         ________    ________    ________    ________    ________
   Cumulative effect of the change in
    accounting for postemployment
    benefits                                   --          --      (7,528)         --          --
                                         ________    ________    ________    ________    ________
 NET INCOME                              $ 76,247    $ 72,279    $ 45,825    $ 59,060    $ 46,887
                                         ========    ========    ========    ========    ========

                                               (continued on next page)

                            Midlantic Corporation and Subsidiaries
                          TABLE XIX - CONSOLIDATED SUMMARY OF INCOME
                            (In thousands, except per share data)
                                         (continued)


                                         SEPT. 30     JUNE 30    MARCH 31     DEC. 31    SEPT. 30
FOR THE THREE MONTHS ENDED                   1994        1994        1994        1993        1993
_________________________________________________________________________________________________
INCOME APPLICABLE TO PRIMARY
 COMMON SHARES
  Income before cumulative effect
   of the change in accounting for
   postemployment benefits                $75,341     $71,372     $52,447     $58,153     $45,981
  Net income                               75,341      71,372      44,919      58,153      45,981
INCOME APPLICABLE TO FULLY
 DILUTED COMMON SHARES
  Income before cumulative effect
   of the change in accounting for
   postemployment benefits                 76,319      72,371      53,453      59,174      47,002
  Net income                               76,319      72,371      45,925      59,174      47,002
                                          =======     =======     =======     =======     =======
INCOME PER COMMON SHARE
  Income before cumulative effect
   of the change in accounting for
   postemployment benefits
      Primary                               $1.42       $1.35        $.99       $1.10        $.87
      Fully diluted                          1.40        1.33         .98        1.08         .86
  Cumulative effect of the change
   in accounting for postemployment
   benefits
      Primary                                  --          --        (.14)         --          --
      Fully diluted                            --          --        (.14)         --          --
  Net income
      Primary                                1.42        1.35         .85        1.10         .87
      Fully diluted                          1.40        1.33         .84        1.08         .86
                                          =======     =======     =======     =======     =======
AVERAGE COMMON SHARES AND
 COMMON SHARE EQUIVALENTS
      Primary                              53,097      52,915      52,821      53,030      52,969
      Fully diluted                        54,618      54,467      54,403      54,610      54,601
                                          =======     =======     =======     =======     =======

                            Midlantic Corporation and Subsidiaries
         TABLE XX - CONSOLIDATED SHARE AND PER SHARE INFORMATION AND PERFORMANCE RATIOS

                                      SEPT. 30    JUNE 30   MARCH 31    DEC. 31   SEPT. 30
FOR THE THREE MONTHS ENDED                1994       1994       1994       1993       1993
__________________________________________________________________________________________
BOOK VALUE AT QUARTER-END               $23.96     $22.66     $21.38     $20.56     $19.44
                                        ______     ______     ______     ______     ______
MARKET PRICES OF COMMON STOCK
 High                                   $30.63     $31.88     $30.88     $28.63     $27.75
 Low                                     27.88      27.50      24.25      22.25      21.13
 Close                                   27.63      29.25      28.13      25.50      27.50
                                        ______     ______     ______     ______     ______
OPERATING RATIOS
 Net interest margin                      4.98%      4.72%      4.45%      4.28%      4.25%
 Return on average assets                 2.28       2.14       1.34       1.72       1.37
 Return on average common equity         24.50      25.05      16.66      22.43      18.69
 Return on average total equity          23.82      24.31      16.25      21.72      18.13
                                        ______     ______     ______     ______     ______
LIQUIDITY AND FUNDING RATIOS
 Liquidity ratio (1)                      30.7%      29.5%      28.6%      31.6%      28.7%
 Funding ratio (2)                        (6.0)     (11.6)     (10.4)     (14.3)     (23.3)
                                        ______     ______     ______     ______     ______
CAPITAL RATIOS
 Risk-adjusted ratios
   Tier 1 capital ratio                  12.01%     10.85%      9.95%      9.28%      9.04%
   Total capital ratio                   16.10      14.87      13.98      13.29      13.13
 Leverage ratio                           8.87       8.17       7.35       6.81       6.86
 Average equity as a % of
  average assets                          9.57       8.82       8.26       7.94       7.58
                                        ______     ______     ______     ______     ______
LOAN QUALITY RATIOS
 As a % of total period-end
  loans, net of unearned income
   Allowance for loan losses
    at period-end                         4.35%      4.45%      4.58%      4.76%      5.97%
   Nonaccrual loans at
    period-end                            2.37       2.68       3.00       3.15       5.53
 As a % of average loans, net
  of unearned income
   Net charge-offs (3)                    1.01        .95        .63       1.79       1.91
   Provision for loan losses               .24        .27        .39       1.41        .68
                                        ______     ______     ______     ______     ______
AVERAGE TOTAL LOANS, NET OF
 UNEARNED INCOME, AS A % OF
 AVERAGE TOTAL DEPOSITS                  75.74%     75.37%     73.07%     74.18%     73.66%
                                        ______     ______     ______     ______     ______
NONFINANCIAL DATA
 Total number of employees               5,997      5,984      5,928      5,863      5,861
 Total number of full-time
   equivalent employees                  5,213      5,194      5,129      5,090      5,100
 Total number of banking offices           325        326        326        326        330
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

ITEM 1.   LEGAL PROCEEDINGS

          As Midlantic Corporation ("MC") reported in "Item 3 - Legal Proceedings" of its Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and in "Item 1 - Legal Proceedings" of its Quarterly Reports on Form 10-Q for the quarters ended March 31, 1994 and June 30, 1994, MC and various present and former directors and officers of MC are defendants in a consolidated action, initially commenced in March 1990, pending in Federal District Court in New Jersey (the "Action"). The Action has been instituted by shareholders of MC, either on behalf of MC against various directors and officers of MC, or directly against MC and various directors and officers of MC. In general, the Action seeks damages payable either to MC or to the shareholders and holders of certain debt securities because of alleged discrepancies between certain public statements made by MC and later results of MC's operations. The Action includes claims that certain actions of MC are void. The claims are based upon alleged violations of the United States securities laws and New Jersey common law. In their pleadings, plantiffs do not seek damages in a stated dollar amount.

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

ITEM 6A.  EXHIBITS

   10          Midlantic Corporation Executive Severance Plan
   27          Financial Data Schedule

ITEM 6B.  REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the period covered by this report.

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








                                                  Midlantic Corporation
                                                  _____________________
                                                       Registrant





                                        By
   Date       November 10, 1994                        Howard I. Atkins
             ___________________               ____________________________
                                               Executive Vice President and
                                                  Chief Financial Officer





                                        By
   Date       November 10, 1994                         James E. Kelly
             ___________________               ____________________________
                                                        Controller

                 INDEX OF EXHIBITS
                 _________________


EXHIBIT NUMBER
PER ITEM 601 OF
REGULATION S-K                                                     PAGE NUMBER
_______________                                                   _____________



   10         Midlantic Corporation Executive Severance Plan           51

   27         Financial Data Schedule                                  80