Form 10-K
MIDLANTIC CORP
filed 1995-03-27
CIK 793548

                                    FORM 10-K

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

(Mark One)
  [ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994

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

TITLE OF EACH CLASS
___________________
Common Stock, par value $3.00 per share; 8 1/4% Convertible Subordinated Debentures Due 2010; 9.875% Subordinated Capital Notes Due 1999; 9.20% Subordinated Capital Notes Due 2001.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 12 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting shares of Midlantic Corporation as of February 24, 1995 (net of voting shares held by the trust department of the subsidiary bank and by the officers and directors of Midlantic Corporation*):
$1,594,924,095.

SHARES OUTSTANDING ON FEBRUARY 24, 1995
_______________________________________
Common Stock, par value $3.00 per share - 52,639,027 shares

DOCUMENTS INCORPORATED BY REFERENCE
___________________________________
Definitive proxy statement for the 1995 Annual Shareholders' Meeting filed with the Commission pursuant to Regulation 14A - incorporated by reference in
Part III.

Annual Report to Shareholders for fiscal year ended December 31, 1994 - incorporated by reference in Part I, Item 1; Part II, Items 5, 6, 7 and 8 and
Part IV, Item 14(a) 1

*Midlantic Corporation does not admit by virtue of the foregoing that its officers and directors are "affiliates" as defined in Item 405 of Regulation S-K and does not admit that it controls the shares of its voting stock held by the trust department of its bank subsidiary.

                              MIDLANTIC CORPORATION
                                FORM 10-K INDEX

PART I                                                                    PAGE
______                                                                   _____
  ITEM  1 -  BUSINESS

        a) Description of Business                                         3-9

        b) Statistical Information and Analysis                          10-14

  ITEM  2 -  PROPERTIES                                                     15

  ITEM  3 -  LEGAL PROCEEDINGS                                           15-16

  ITEM  4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            16

  EXECUTIVE OFFICERS OF THE REGISTRANT                                   17-18

PART II
_______
  ITEM  5 -  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS                                            19

  ITEM  6 -  SELECTED FINANCIAL DATA                                        19

  ITEM  7 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS                            20

  ITEM  8 -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                    20

  ITEM  9 -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE                            20

PART III
________
  ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT             21

  ITEM 11 -  EXECUTIVE COMPENSATION                                         21

  ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT                                                 21

  ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 21

PART IV
_______
  ITEM 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K                                                 22-24


SIGNATURES                                                               25-26

PART I
______
ITEM 1 - BUSINESS
__________________
a)  DESCRIPTION OF BUSINESS

INTRODUCTION

Midlantic Corporation ("MC") is a regional bank holding company headquartered in Edison, New Jersey. MC's principal activity consists of managing, controlling and providing services and capital funds to its direct and indirect subsidiaries. MC directly owns Midlantic Bank, National Association ("MB"), headquartered in Newark, New Jersey. The activities of MC and certain of its subsidiaries are significantly restricted by law (see "Supervision and Regulation").

DIVESTITURES AND INTERNAL MERGERS

On August 27, 1994, MC's two subsidiary banks, Continental Bank ("CB") and Midlantic National Bank ("MNB") were merged, with MNB surviving the merger as Midlantic Bank, National Association. Prior to the bank merger, in August 1994, MNB's direct parent, Midlantic Banks Inc., was merged into MC.

During 1992, MC completed the following transactions pursuant to a restructuring program initiated during 1991 which encompassed a strategy to sell assets and subsidiaries located outside of New Jersey and southeastern Pennsylvania and consolidate operations in New Jersey in order to strengthen MC's capital position and focus on its core market:

  - On March 24, 1992, Midlantic Home Mortgage Corporation, a mortgage banking subsidiary, was sold for $44.6 million.

  - On July 1, 1992, MC sold Central Trust Company and Endicott Trust Company for an aggregate sales price of $114.8 million of cash and other consideration and on December 31, 1992, MC sold the Merchants National Bank & Trust Company of Syracuse and Union National Bank of Albany for an aggregate sales price of $93.3 million of cash and other consideration.

MIDLANTIC BANK, NATIONAL ASSOCIATION

As of December 31, 1994, MB operated 261 bank offices in twenty counties of New Jersey and 63 bank offices in Bucks, Chester, Delaware, Montgomery and Philadelphia counties in Pennsylvania . MB has an offshore branch in Grand Cayman, British West Indies. Its main office is in Newark, New Jersey and its principal executive offices are in Edison, New Jersey. MB operates eight regional trust offices (six in New Jersey and two in Pennsylvania).

Based upon pro forma total assets, at December 31, 1994, MB was the fourth largest commercial bank conducting business in New Jersey and the fifth largest commercial bank conducting business in the southeastern area of Pennsylvania.

The following table provides information about MB as of December 31, 1994

                                                                 Midlantic
(In thousands)                                                  Bank, N.A.
__________________________________________________________________________
Total assets                                                   $12,950,928
Loans, net of unearned income                                    8,654,993
Total deposits                                                  10,819,632
__________________________________________________________________________

MB is engaged in commercial and retail banking activities. Banking services are extended to individual, business, governmental and institutional customers. Such services include all the usual deposit functions of commercial banks with demand and time account services; the making of commercial, industrial, real estate and consumer loans; the furnishing of collection and foreign exchange services; and rental of safe deposit boxes.
In addition, MB furnishes financial and data processing services to customers and other banks and provides cash management facilities to commercial customers. Offshore deposit acceptances and placements are conducted by MB at facilities in Grand Cayman. MB provides complete personal and corporate trust services, including administration of estates and trusts, pension and other employee benefit plans, investment advisory and agency accounts, and a full range of other fiduciary, corporate fiduciary, and agency services.


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

At December 31, 1994, less than five percent of the consolidated assets of MC was employed in nonbank activities.

EMPLOYEES

As of December 31, 1994, 6,174 persons were employed full-time or part-time by MC and its subsidiaries. Management of MC considers relations with its employees to be satisfactory.

COMPETITION

The banking business is highly competitive and MB competes not only with New Jersey, New York and Pennsylvania commercial banks, but also with savings banks, savings and loan associations, money market and mutual funds, insurance companies, consumer finance companies, credit unions and other lending and deposit-gathering institutions.

EFFECT OF GOVERNMENT MONETARY POLICIES

The earnings of MC and MB are affected by domestic and foreign economic conditions and by the monetary and fiscal policies of the United States government and its agencies.

The monetary policies of the Board of Governors of the Federal Reserve System (the "FRB") have had, and will probably continue to have, an important impact on the operating results of commercial banks through the FRB's power to implement national monetary policy in order to, among other things, curb inflation or combat a recession. The policies of the FRB have a major effect upon the levels of bank loans, investments and deposits through the FRB's open market operations in United States government securities and through its regulation of, among other things, the discount rate on borrowings of depository institutions and the reserve requirements against depository institution deposits. Recently, higher interest rates resulting from the FRB's monetary policies have generally had a mixed impact on depository institutions. It is not possible to predict the nature and impact of future changes in monetary and fiscal policies and their impact on MC and MB.

SUPERVISION AND REGULATION

General - As a bank holding company registered under the Bank Holding Act of 1956, as amended (the "Act"), MC is subject to substantial regulation and supervision by the FRB. MB is subject to regulation and supervision by the Office of the Comptroller of the Currency ("OCC"). Federal banking and other laws impose a number of requirements and restrictions on the operations and activities of depository institutions. In addition, the federal banking agencies periodically take regulatory actions to implement legislation and regulatory initiatives that might result in additional substantial restrictions on operations and activities and increase operating costs.

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

Dividends - The principal sources of income for MC are dividends and management fees from MB. The limitations on MB's ability to pay dividends to MC are described under the consolidated financial note caption "26. Lending and Dividend Limitations" and the consolidated financial note caption "27. Regulatory Matters" on page 69 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1994, which consolidated financial notes are incorporated herein by reference. Regulatory agreements with the FRB and OCC that restricted MC's and MB's ability to declare and pay dividends were terminated in March 1994.

Capital Requirements - Federal law currently requires MC and MB to meet certain minimum leverage and risk-based capital ratios, and empowers the bank regulatory agencies to take a number of enforcement actions against MC or MB if they fail to achieve the mandated ratios. MC and MB currently exceed the minimum regulatory capital standards.

The federal bank regulatory agencies have proposed incorporating an interest rate risk component and concentrations of credit and nontraditional activities risk components into existing risk-based capital standards. Under the proposals, banks and bank holding companies with greater than "normal" levels of such risks would be required to hold additional capital. Such proposals, if adopted, are not expected to have a material impact on MC or MB.

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

Transactions with MB - MB is subject to certain restrictions imposed by law on extensions of credit to, and certain other transactions with, MC and certain other subsidiaries, as described under the consolidated financial note caption "26. Lending and Dividend Limitations" on page 69 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1994, which consolidated financial note is incorporated herein by reference. A regulatory agreement with the OCC that restricted MB's ability to declare and pay dividends was terminated in March 1994. MB is also subject to certain restrictions on investments in MC securities and on the taking of such securities as collateral for loans to any borrower.

Unsafe or Unsound Practices - The appropriate federal bank regulatory authorities also have authority to prohibit a bank or bank holding company from engaging in any activity or transaction deemed by the federal bank regulatory authority to be an unsafe or unsound practice. The payment of dividends could, depending upon the financial condition of the bank or bank holding company, be such an unsafe or unsound practice. The amount of other payments by MB to MC (including management fees) is subject to review by bank regulatory authorities. Federal law also grants to federal banking agencies the power to issue cease and desist orders when a depository institution or a bank holding company or an officer or director thereof is engaged in or is about to engage in unsafe and unsound practices. The FRB may require a bank holding company to discontinue certain of its activities or activities of its nonbank subsidiaries or divest itself of such nonbank subsidiaries if such activities cause serious risk to a bank subsidiary and are inconsistent with the Act or other applicable federal banking laws. Under certain circumstances, engaging in an unsafe or unsound practice could be grounds for the appointment of a receiver or conservator for an insured bank.

Other Regulatory Matters - MB is also subject to other laws and regulations relating to required reserves, investments, loans, the opening and closing of branches and other aspects of its operations. Certain other regulatory matters that had affected MC and MB in recent years are described under the consolidated financial note caption "27. Regulatory Matters" on page 69 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1994, which is incorporated herein by reference. In March 1994, the FRB and OCC terminated the regulatory agreements under which MC and MB had been operating in recent years.

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

Deposit Insurance - The deposits of MB are insured by the Federal Deposit Insurance Corporation ("FDIC") through the Bank Insurance Fund ("BIF") to the extent provided by law. Effective January 1, 1993, the FDIC implemented a risk-based insurance system that assesses premiums of between 23 and 31 basis points per $100 of deposits depending upon the capital and supervisory group within which the institution falls. MB initially paid premiums at the higher end of this range. However, premiums were reduced somewhat during both 1993 and 1994 and are expected to decline again in 1995.

In a January 1995 proposal, the FDIC presented a revised and lower assessment fee schedule. The new risk-based assessment fee schedule would range from 4 basis points to 31 basis points. Such change would be effective in the fourth quarter of 1995. Management believes that if the revised fees are enacted, as proposed, the Corporation will benefit, although the extent of such benefit is not presently determinable.

Community Reinvestment and Fair Lending - Pursuant to federal law, federal regulatory authorities review the performance of MC and MB in meeting the credit needs of the communities served by MB. The applicable federal regulatory authority considers compliance with this law in connection with applications for, among other things, approval of branches, branch relocations and acquisitions of banks and bank holding companies. Federal regulatory authorities also review the performance of MC and MB with respect to compliance with laws prohibiting discriminatory practices in lending including the Equal Credit Opportunity Act and the Fair Housing Act. Under current law, federal regulators that have reason to believe that a bank has engaged in a pattern or practice of violating the Equal Credit Opportunity Act are required to refer the matter to the United States Department of Justice.

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

Under the uniform regulations, a well-capitalized institution has a minimum tier 1 capital-to-total risk-based assets ratio of 6 percent, a minimum total capital-to-total risk-based assets ratio of 10 percent and a minimum tier 1 leverage ratio of 5 percent and is not subject to any written capital order or directive. An adequately capitalized institution meets all of its minimum capital requirements under the existing capital adequacy guidelines. An undercapitalized institution is one that fails to meet any one of the three minimum capital requirements. A significantly undercapitalized institution has a tier 1 capital-to-total risk-based assets ratio of less than 3 percent, a tier 1 leverage ratio of less than 3 percent or a total capital-to-total risk-based assets ratio of less than 6 percent. A critically undercapitalized institution has a tier 1 leverage ratio of 2 percent or less. An institution whose capital ratios meet the criteria for a well-capitalized institution may be classified as an adequately capitalized institution due to qualitative and/or quantitative factors other than capital adequacy. An adequately capitalized institution or undercapitalized institution, may under certain circumstances, be required to comply with supervisory actions as if it were in the next lower category.

Based upon MC's understanding of the uniform regulations and of publicly available interpretations thereof by the bank regulatory agencies, MC believes that MB currently qualifies as a "well-capitalized" institution. The categorization of depository institutions under the uniform regulations is solely for the purpose of applying the prompt corrective action provision of FDICIA and is not intended to be, and should not be interpreted as, a representation of the depository institution's overall financial condition or prospects.

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

Conservatorship and Receivership Powers of Federal Banking Agencies - FDICIA significantly expanded the authority of the federal banking regulators to place depository institutions into conservatorship or receivership to include, among other things, appointment of the FDIC as conservator or receiver of an undercapitalized institution under certain circumstances. In the event a bank is placed into conservatorship or receivership, the FDIC is required, subject to certain exceptions, to choose the method for resolving the institution that is least costly to the BIF, such as liquidation. In any event, if MB were placed into conservatorship or receivership, because of the cross-guarantee provisions of the Federal Deposit Insurance Act, as amended, MC as the sole stockholder of MB would likely lose its investment in MB.

The FDIC may provide federal assistance to a "troubled institution" without placing the institution into conservatorship or receivership. In such case, pre-existing debtholders and stockholders may be required to make substantial concessions and, insofar as practical, the FDIC will succeed to their interests in proportion to the amount of federal assistance provided.

Enforcement Actions and Administrative Sanctions - Failure to comply with applicable laws, regulations and supervisory agreements could subject MC, MB and officers, directors and institution-affiliated parties to administrative sanctions and potentially substantial civil money penalties.

RECENT LEGISLATION

Two important pieces of banking legislation were enacted in 1994 that significantly impact the banking industry. The Riegle-Neal Interstate Banking and Branching Act (the "Interstate Act") amends federal banking law to provide for interstate banking and branching, while the Riegle Community Development and Regulatory Improvement Act of 1994 (the "Improvement Act") reduces financial institutions' regulatory burden and paperwork requirements.

The Interstate Act generally allows bank holding companies to acquire banks in any state one year after the date of enactment of the Interstate Act and will permit a bank to merge with an out-of-state bank and convert any of its offices to branches of the resulting bank beginning June 1, 1997, provided that both states have not "opted out" of interstate branching between date of enactment and May 31, 1997. Interstate mergers could occur before June 1, 1997 if both affected states have "opted in" as provided by the Interstate Act. Additionally, the Interstate Act will permit a bank to establish a de novo branch in a state in which the bank does not maintain a branch if the state affirmatively permits de novo interstate branching.

The Improvement Act provides for the streamlining and simplification of federal banking regulations and includes more than 50 provisions designed to alleviate banks' regulatory burdens and eliminate paperwork requirements.


PROPOSED LEGISLATION

From time to time various proposals are made in the United States Congress as well as state legislatures which would alter the powers of, and place restrictions on, different types of bank organizations as well as bank and nonbank activities. Such legislative proposals include expansion of bank powers, amendment of the Community Reinvestment Act, restrictions on banks' derivatives activities and regulation of bank sales of mutual funds. It is impossible to predict whether any of the proposals will be adopted. Therefore, it is not practical to predict the impact of such adoption on the business of MC or its subsidiaries.

b)   STATISTICAL INFORMATION AND ANALYSIS
_________________________________________
The following tables set forth on a consolidated basis certain statistical data concerning MC and its wholly-owned subsidiaries ("Midlantic").

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

      A.    Average Balances

            MC responds to this segment by incorporating by reference the material for the years 1992 through 1994 under the heading "Comparative Consolidated Average Balance Sheet with Resultant Interest and Average Rates" on pages 72 and 73 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1994.

      B.    Average Rates Earned and Paid

            MC responds to this segment by incorporating by reference the material for the years 1992 through 1994 under the caption "Comparative Consolidated Average Balance Sheet with Resultant Interest and Average Rates" on pages 72 and 73 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1994.

      C.    Analysis of Year-to-Year Changes in Net Interest Earnings

            MC responds to this segment by incorporating by reference the material in "Table IV - Analysis of Changes in Net Interest Income" on page 20 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1994

II.   INVESTMENT PORTFOLIO

      A.    Book Values

The following table shows the book value of Midlantic's investment portfolio at the end of each of the past three years:

                                                     Obligations
                          U.S.    Obligations of       of States
                      Treasury   U.S. Government   and Political        Other
(In thousands)      Securities          Agencies    Subdivisions   Securities        Total
__________________________________________________________________________________________
1994
 Held-to-maturity   $1,522,562        $  874,446         $12,137      $ 6,490   $2,415,635
 Available-for-sale    269,817                --           5,410       58,068      333,295
 Trading                    --                --           7,613           --        7,613
                    ----------        ----------         -------      -------   ----------
   Total             1,792,379           874,446          25,160       64,558    2,756,543
                    ----------        ----------         -------      -------   ----------
1993                 1,278,711         1,083,674          24,665       68,360    2,455,410
                    ----------        ----------         -------      -------   ----------
1992                 1,341,531*          679,316          15,002       78,963    2,114,812
                    ----------        ----------         -------      -------   ----------

* Includes $779.144 million in the permanent portfolio and $562.387 million identified for sale.

      B.    Maturities and Weighted Average Interest Yields

            MC responds to this item by incorporating by reference the material contained in the maturity distribution tables for both available-for-sale and held-to-maturity securities under the consolidated financial note caption "4. Investment Securities" on pages 50 and 51 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1994.

      C. Securities of a Single Issuer Exceeding Ten Percent of Shareholders' Equity

            At December 31, 1994, Midlantic did not have any investments (excluding investments with the United States government or its agencies) which comprised more than ten percent of shareholders' equity.

III.  LOAN PORTFOLIO

      A.    Types of Loans

            The following table shows the amount of each type of loan of Midlantic at the end of each of the past five years:


                                LOAN PORTFOLIO
                                (In thousands)

DECEMBER 31                       1994       1993         1992         1991         1990
________________________________________________________________________________________
Commercial and financial    $3,018,972  $2,992,653  $3,563,486  $ 4,946,282  $ 6,972,956
Real estate
  Construction and
   development                 591,701     834,013   1,497,447    1,993,229    2,597,501
  Mortgage                   2,108,228   2,301,389   2,369,792    3,342,243    3,876,335
Loans to individuals         2,663,908   2,415,391   1,635,493    2,422,728    3,714,989
Foreign                             --       3,492      80,274       92,838      107,821
                            ----------  ----------  ----------  -----------  -----------
Total loans                 $8,382,809   8,546,938   9,146,492   12,797,320   17,269,602
Less: unearned income          144,850     137,241      96,015      210,576      375,073
                            ----------  ----------  ----------  -----------  -----------
Total loans, net
  of unearned income        $8,237,959  $8,409,697  $9,050,477  $12,586,744  $16,894,529
                            ==========  ==========  ==========  ===========  ===========


      B.    Maturities and Sensitivities of Loans to Changes in Interest Rates

            MC responds to this segment by incorporating by reference the material in "Table XXVI Loan Portfolio - Maturities and Sensitivity to Changes in Interest Rates" on page 38 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1994.

      C.    Risk Elements

         1. Nonaccrual, Past Due and Restructured Loans

            MC responds to this item by incorporating by reference the material under the subcaptions "Nonaccrual Loans," "Renegotiated Loans" and "Accruing Past Due Loans" including the material for the years 1990 through 1994 in "Table XVII - Nonaccrual Loans, Other Real Estate Owned, Net and Past Due Loans" on pages 30 through 32 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1994.

         2. Potential Problem Loans

            MC responds to this item by incorporating by reference the material under the subcaption "Potential Problem Loans" on page 32 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1994.

         3. Foreign Outstandings

            At December 31, 1994, Midlantic's foreign outstandings (dollar denominated credits owed or guaranteed by foreign countries, foreign banks and other foreign persons) amounted to $151.2 million or 1.1 percent of total consolidated assets as compared with $637.9 million or 4.6 percent of total assets at year-end 1993 and $753.1 million or 5.2 percent of total assets at year-end 1992.

            The following table presents those individual country exposures that exceeded .75 percent of total assets at December 31, 1993 and 1992. At December 31, 1994, no individual county exposure exceeded .75 percent of total assets.


                                       Percent                     Percent
                        December 31   of Total      December 31   of Total
(Dollars in thousands)         1993     Assets             1992     Assets
__________________________________________________________________________
France                     $151,041       1.09%        $165,136       1.15%
Japan                       120,116        .86          204,087       1.42
Switzerland                 120,343        .86              N/A        N/A
__________________________________________________________________________
N/A - indicates outstandings were less than .75 percent of total assets at year-end.


         4. Loan Concentrations

            At December 31, 1994, there were no additional significant loan concentrations other than those disclosed pursuant to section III.A. of this report.



     D.    Other Interest-bearing Assets

           At December 31, 1994, Midlantic held $5.4 million of obligations of states and political subdivisions in its available-for-sale investment portfolio for which it had suspended interest accruals.

           MC also responds to this item by incorporating by reference the material under the subcaption "Other Real Estate Owned" on pages 32 and 33 and the material relating to other real estate owned for the years 1990 through 1994 reported in "Table XVII - Nonaccrual Loans, Other Real Estate Owned, Net and Past Due Loans" on page 31 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1994.

IV.   SUMMARY OF LOAN LOSS EXPERIENCE

      A.    Analysis of Loan Loss Experience

            MC responds to this item by incorporating by reference the material under the subcaption "Allowance for Loan Losses (ALL)" including the material for the years 1990 through 1994 in "Table XVI - Summary of Loan Loss Experience" on pages 28 through 30 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1994.

      B. Distribution of Allowance for Loan Losses and the Percentage of Loans to Total Loans

            The ALL is regarded as a general reserve and is available to absorb losses from the entire loan portfolio. To comply with the disclosure requirements of the Securities and Exchange Commission, the table below distributes the balances in the allowance for loan losses ("ALL") for each of the past five year ends to certain segments of the loan portfolio. The distribution shown in the following table should not be interpreted as an indication of future charge-offs nor does it indicate that charge-offs will necessarily occur in the amounts or proportions disclosed.

            Midlantic has designed a loan loss methodology to provide procedural discipline in assessing the adequacy of the ALL. The distributions in the table below are partly based on this methodology.


                  DISTRIBUTION OF ALLOWANCE FOR LOAN LOSSES
                              (In thousands)

DECEMBER 31                   1994      1993       1992       1991       1990
_____________________________________________________________________________
Commercial and financial  $ 53,453  $ 80,854   $151,153   $342,548   $357,637
Real estate
  Construction and
    development             50,228   106,391    302,716    188,685    211,939
  Mortgage                  79,293    97,619     45,797     47,747     76,195
Loans to individuals        27,700    22,688     15,396     25,338     42,986
Foreign                         --     2,176      3,274      3,236     22,236
Undistributed              138,846    90,583    152,209    240,444     31,179
_____________________________________________________________________________
                          $349,520  $400,311   $670,545   $847,998   $742,172
=============================================================================

At December 31, 1994, 1993, 1992, 1991 and 1990, Midlantic distributed $38.3 million, $29.5 million, $55.6 million, $40.8 million and $29.8 million, respectively, of its "undistributed" portion of the ALL to unused commitments to extend credit. Amounts distributed to standby letters of credit at December 31, 1994, 1993, 1992, 1991, and 1990 amounted to $1.8 million, $6.3 million, $5.9 million, $7.1 million and $4.6 million, respectively.

The following table provides the percentage of loans to total loans of Midlantic at the end of each of the past five years:

                         PERCENTAGE OF LOANS TO TOTAL LOANS

DECEMBER 31                       1994     1993      1992      1991      1990
_____________________________________________________________________________
Commercial and financial          36.0%    35.0%     39.0%     38.7%     40.4%
Real estate
  Construction and development     7.1      9.8      16.4      15.6      15.0
  Mortgage                        25.1     26.9      25.9      26.1      22.5
Loans to individuals              31.8     28.3      17.9      18.9      21.5
Foreign                             --       --        .8        .7        .6
                                  -----    -----     -----     -----    -----
                                  100.0%   100.0%    100.0%    100.0%   100.0%
                                  =====    =====     =====     =====    =====


V.    DEPOSITS

      MC responds to this item by incorporating by reference the material for the years 1992 through 1994 in "Table XXIV - Average Funding Sources - Balances and Rates Paid" and under the consolidated financial note caption "13. Deposits" on pages 35 and 53, respectively, of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1994.

VI.   RETURN ON EQUITY AND ASSETS

      MC responds to this item by incorporating by reference the return on average assets, return on average total equity, and average shareholders' equity to average assets ratio as well as other key information presented for the years 1992 through 1994 under the caption "Consolidated Statistical Information" on page 75 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1994.

      The dividend payout ratio on common stock was 7.7% for 1994. During 1993 and 1992, MC did not pay dividends to its common shareholders and consequently had no dividend payout ratio on its common stock.

VII.  SHORT-TERM BORROWINGS

      MC responds to this item by incorporating by reference the material under the consolidated financial note caption "14. Short-term Borrowings" on page 53 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1994.

ITEM 2 - PROPERTIES
___________________
The corporate headquarters of MC are located in the Metro Park commercial complex in Edison, New Jersey. MB's principal executive offices are also located in the Metro Park complex.

MC, through its subsidiary, Parkway Management Inc., in a joint venture with an unaffiliated party, has a 50 percent interest in the ownership and operation of a 12-story 264,000 square foot building on land leased from an unaffiliated third party under a long-term lease at the Metro Park commercial complex in Edison, New Jersey. Approximately 213,000 square feet of the building have been rented by MB for its use and the use of MC, at a minimum annual rental of $3.2 million. The building is encumbered by a mortgage securing a nonrecourse 32-year loan made by an unrelated third party (which loan may be called in 1996).

MB owns a computer and operations center comprising approximately 110,000 square feet in West Orange, New Jersey and, through its wholly-owned subsidiary, Iron Investments Corp., in a joint venture with an unaffiliated party, owns and operates a 70,500 square foot building in Morris County, New Jersey, of which approximately 36,000 square feet are utilized by MB primarily for certain data processing operations. MB also owns a 10-story office building in West Paterson, New Jersey with approximately 200,000 square feet of space and a four-story office building in Edison, New Jersey (located in the Metro Park commercial complex) with approximately 40,000 square feet of space, portions of which are utilized for operational functions.

MB utilizes two buildings in Norristown, Pennsylvania, which are owned in fee and encompass approximately 87,000 square feet, for certain operations and administrative functions. A portion of MB's accounting and data processing is conducted in three buildings, owned in fee, comprising approximately 123,000 square feet in Fort Washington, Pennsylvania.

MB utilizes a leased building in Pennsauken, New Jersey of approximately 139,000 square feet for various operations. The minimum annual rental amounts to $1.1 million. The lease, which expires on February 28, 1997, contains three five-year renewal options. MB also leases approximately 101,000 square feet of a building in Centre Square Philadelphia, Pennslyvania, of which approximately 10,000 square feet are utilized as a branch facility, with the remainder housing executive offices and certain operations. The Centre Square lease is in the 21st year of an initial 30-year lease, of which the minimum annual rental amounts to $963 thousand. Such lease contains five ten-year renewal options which commence at the initial expiration date of March 31, 2004.

At December 31, 1994, MB occupied 324 bank offices (201 were owned in fee and 123 were leased) in 20 counties of New Jersey, and 5 counties of Pennsylvania. MB also leases additional office space from various unrelated firms.

At December 31, 1994, the nonbank subsidiaries of MC had four offices, all of which were leased.

Total consolidated occupancy rental expense of Midlantic, net of rental income and intercompany leasing arrangements, was $17.7 million in 1994.


ITEM 3 - LEGAL PROCEEDINGS
__________________________
As MC reported in "Item 1 - Legal Proceedings" of its quarterly reports on Form 10-Q for the quarters ended March 31, 1994, June 30, 1994 and September 30, 1994, MC and various directors and former officers of MC are defendants in a consolidated action, initially commenced in March 1990, pending in Federal District Court in New Jersey (the "Action"). The Action had been instituted by shareholders of MC, either on behalf of MC against various directors and former officers of MC, or directly against MC and various directors and former officers of MC. In general, the Action seeks damages payable either to MC or to the shareholders and holders of certain debt securities because of alleged discrepancies between certain public statements made by MC and later results of MC's operations. In their pleadings, plaintiffs do not seek damages in a stated dollar amount. The Action includes claims that certain actions of MC are void. The claims are based upon alleged violations of the United States securities laws and New Jersey common law.

The parties to the Action have entered into a Stipulation of Settlement of the Action providing for the payment by the defendants of an aggregate sum of $6.2 million, 60 percent of which is payable by insurance carriers. Settlement of the Action is subject to certain conditions, including court approval.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
____________________________________________________________
There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

                     EXECUTIVE OFFICERS OF THE REGISTRANT
                     ____________________________________

The following is a list of all the executive officers of MC who serve as such at the pleasure of the Board of Directors of MC as of January 1, 1995:

                                                  AGE AT
                                                  1/1/95      POSITION
                                                  ------      --------
GARRY J. SCHEURING                                 55         Chairman of the
   Chairman of the Board, President and Chief                 Board, President
   Executive Officer of MC since 1991;                        and Chief
   Chairman of the Board, President and Chief                 Executive
   Executive Officer of MB since 1992;                        Officer
   Chairman of the Board and Chief Executive
   Officer 1992-1994 of Continental Bank;
   Vice Chairman (1988-1991) of Continental Bank
   Corporation

HOWARD I. ATKINS                                   43         Executive Vice
   Executive Vice President and Chief Financial               President and
   Officer of MC since 1991; Corporate Treasurer              Chief Financial
   and Treasury Executive (1988-1991) of                      Officer
   Chase Manhattan Bank, N.A.

DONALD W. EBBERT, JR.                              49         Senior Vice
   Senior Vice President and Treasurer                        President and
   (since 1992) and Senior Vice President                     Treasurer
   and Director of Investor Relations
   (1990-1992) of MC; Senior Vice President and Treasurer (1988-1989) of Southeast
   Banking Corporation

MARY ELLEN GRAY                                    46         Executive Vice
   Executive Vice President and Director of Real              President and
   Estate Lending of MC since 1992; Executive Vice            Director of
   President for Real Estate (1989-1992) of                   Real Estate
   Chemical Bank New Jersey, N.A.                             Lending

JEFFREY S. GRIFFIE                                 50         Executive Vice
   Executive Vice President and Director of                   President and
   Corporate Operations of MC since 1992;                     Director of
   Executive Vice President of MB since 1985                  Corporate
                                                              Operations

JAMES E. KELLY                                     50         Controller
   Controller of MC since 1992; Executive Vice
   President (1988-1994) of CB

JOSEPH H. KOTT                                     46         Executive Vice
   Executive Vice President and General Counsel               President and
   since 1993 and Senior Vice President and                   General Counsel
   General Counsel (1991-1993) of MC; Partner,
   Pitney, Hardin, Kipp & Szuch (1982-1991)

R. RAY LOCKHART                                    55         Senior Vice
   Senior Vice President and Auditor of MC                    President and
   since 1987                                                 Auditor

JAMES J. LYNCH                                     44         Executive Vice
   Executive Vice President and Director of                   President and
   Commercial Banking-Pennsylvania of MC since                Director of
   1992; President (1992-1994) and Vice Chairman              Commercial
   (1986-1992) of CB                                          Banking-
                                                              Pennsylvania

                                                  Age at
                                                  1/1/95      Position
                                                  ------      --------
EUGENE J. MCNAMARA                                 62         SENIOR VICE
   Senior Vice President and Director of Human                President and
   Resources of MC since 1992; Senior Vice                    Director of
   President and Northern Region Senior Operations            Human Resources
   Officer (1991-1992) of MNB; Executive Vice
   President and Senior Operations Officer
   (1984-1991) of Midlantic National Bank/North

BARBARA Z. PARKER                                  45         EXECUTIVE VICE
   Executive Vice President and Director of Trust             President and
   and Investment Management since 1993 and                   Director of
   Senior Vice President and Director of Trust                Trust and
   and Investment Management (1992-1993) of MC;               Investment
   Senior Vice President, Corporate Banking                   Management
   (1991-1992) and Vice President, Corporate
   Banking (1985-1991) of MNB

ALFRED J. SCHIAVETTI, JR.                          55         EXECUTIVE VICE
   Executive Vice President and Chief Credit                  President and
   Officer of MC since 1991; Managing Director,               Chief Credit
   Realty Group (1987-1991) of Chemical Bank                  Officer

ALAN M. SILBERSTEIN                                47         EXECUTIVE VICE
   Executive Vice President and Director of Retail            President and
   Banking of MC since 1992; Executive Vice                   Director of
   President, Consumer Banking Group (1990-1991)              Retail Banking
   and Senior Vice President, Consumer Banking
   (1986-1990) of Chemical Bank

FRANK T. VAN GROFSKI                               50         EXECUTIVE VICE
   Executive Vice President and Director of                   President and
   Corporate Banking and Commercial Banking-                  Director of
   New Jersey of MC since 1992; Senior Vice                   Corporate
   President, Corporate Banking (1987-1992)                   Banking and
   of MNB                                                     Commercial
                                                              Banking-
                                                              New Jersey

PART II
_______
ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
______________________________________________________________________________
The table below sets forth for the periods indicated the range of highest and lowest actual transactions per share and the closing price of Midlantic Corporation common stock, as reported by the Nasdaq Stock Marketsm and dividends declared per share on Midlantic common stock in 1994. The price quotations set forth herein do not include retail markups, markdowns or commissions.


                                      Range of Common Stock Prices
                                       (Per Nasdaq Stock Market sm)
________________________________________________________________________
                                                               Dividends
                                                                Declared
                                                               Per Share
                               High        Low      Close   Common Stock
________________________________________________________________________
1993
First Quarter                $22.38     $18.13     $21.88            $--
Second Quarter                25.13      17.50      21.13             --
Third Quarter                 27.75      21.13      27.50             --
Fourth Quarter                28.63      22.25      25.50             --
1994
First Quarter                 30.88      24.25      28.13             --
Second Quarter                31.88      27.50      29.25            .10
Third Quarter                 30.63      27.63      27.63            .13
Fourth Quarter                28.63      24.00      26.50            .17
________________________________________________________________________
The number of common shareholders of record at January 31, 1995 was 23,555.


MC also responds to this item by incorporating by reference the information under the following consolidated financial notes of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1994: Consolidated financial note caption "16. Capital Stock - Preferred stock," on pages 54 and 55; the consolidated financial note caption "26. Lending and Dividend Limitations" on page 69; and the consolidated financial note caption "27. Regulatory Matters" on page 69. (See also "Supervision and Regulation").



ITEM 6 - SELECTED FINANCIAL DATA
________________________________
MC responds to this item by incorporating by reference the material appearing in the columns 1990 through 1994 under the caption "Selected Supplemental Financial Data" on page 41 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1994.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
________________________________________________________________________
RESULTS OF OPERATIONS
_____________________
MC responds to this item by incorporating by reference the material under the section heading "Management's Analysis of the Results of Operations and Financial Condition" and the consolidated supplementary financial and statistical information on pages 16 through 41 and pages 71 through 75, respectively, (and related Appendices included in Midlantic's EDGAR filing, in respect to the descriptions of graphical data) of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1994.



ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
____________________________________________________
MC responds to this item by incorporating by reference the material on pages 42 through 70 of MC's Annual Report to Shareholders for the fiscal year ended December 31, 1994.



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
________________________________________________________________________
FINANCIAL DISCLOSURE
____________________
During the past two fiscal years, there was neither a change in independent accountants nor any disagreements with independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III
________
ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
____________________________________________________________
MC responds to this item by incorporating by reference the material on pages 2 through 4 under the caption "Information About Nominees For Directors of the Company" in MC's definitive proxy statement respecting its 1995 Annual Shareholders' Meeting. Information regarding executive officers is included in this report under the caption "Executive Officers of the Registrant."

ITEM 11 - EXECUTIVE COMPENSATION
________________________________
MC responds to this item by incorporating by reference the material under the caption "Executive Compensation and Other Information" on pages 6 through 15 in MC's definitive proxy statement respecting its 1995 Annual Shareholders' Meeting. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
________________________________________________________________________
MC responds to this item by incorporating by reference the material under the captions "Principal Shareholders" on page 25 and "Securities Ownership of Management" on pages 4 and 5 in MC's definitive proxy statement respecting its 1995 Annual Shareholders' Meeting.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
________________________________________________________
MC responds to this item by incorporating by reference the material under the captions "Compensation Committee Interlocks and Insider Participation" on page 10 and "Interest of Management in Certain Transactions" on page 15 in MC's definitive proxy statement respecting its 1995 Annual Shareholders' Meeting.

PART IV
_______

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
__________________________________________________________________________
  a) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS
  _______________________________________________
  1. FINANCIAL STATEMENTS
  _______________________
      Midlantic Corporation and Subsidiaries Consolidated Financial
       Statements*
         Consolidated Statement of Income for each of the Three Years in the
           Period Ended December 31, 1994
         Consolidated Balance Sheet at December 31, 1994 and 1993
         Consolidated Statement of Changes in Shareholders' Equity for each of the Three Years in the Period Ended December 31, 1994
         Consolidated Statement of Cash Flows for each of the Three Years in the Period Ended December 31, 1994
         Notes to Consolidated Financial Statements
         Independent Accountant's Report

        *Incorporated by reference to pages 42 through 70 of Midlantic
           Corporation's Annual Report to Shareholders for the fiscal year ended December 31, 1994.

  2. SCHEDULES
  ____________
     Schedules are omitted because they are not required or are not applicable.

  3. EXHIBITS
  ___________
       (3) (a) Amended and restated Certificate of Incorporation of Midlantic Corporation

            (b) By-Laws of Midlantic Corporation as restated through September 16, 1992 and as further amended on February 16, 1995

       (4)  (a)  Agreement to file instruments regarding long-term debt

            (b) Rights Agreement dated as of February 23, 1990 between Midlantic Corporation and Midlantic National Bank (including as Exhibit A thereto Midlantic Corporation's Certificate of Amendment of Certificate of Incorporation covering its Series B Junior Participating Preferred Stock and including as Exhibit B thereto the form of Rights Certificate) incorporated by reference to Exhibit 2 to the Registration Statement on Form 8-A of Midlantic Corporation dated February 26, 1990


      (10)  (a)  Purchase Agreement dated as of June 5, 1990 among Midlantic
                 National Bank, Midlantic Corporation, Midlantic National Bank/Delaware and Manufacturers Hanover Trust Company incorporated by reference to Exhibit 28(b) to Form 8-K of Midlantic Corporation dated June 30, 1990

            (b) Acquisition Agreement dated as of September 25, 1991 among Midlantic Corporation, United Penn Bank and Mellon Bank, N.A. incorporated by reference to Exhibit 28 to Form 8-K of Midlantic Corporation dated October 1, 1991
            (c) Amendment and Supplement dated December 18, 1991 to Acquisition Agreement dated as of September 25, 1991 among Midlantic Corporation, United Penn Bank and Mellon Bank, N.A. incorporated by reference to Exhibit 28(d) to Form 8-K of Midlantic Corporation dated December 31, 1991
            (d) Stock Purchase Agreement dated as of February 21, 1992 between Midlantic Corporation and ONBANCORP, Inc. incorporated by reference to Exhibit 28(b) to Form 8-K of Midlantic Corporation dated February 21, 1992
            (e) Stock Purchase Agreement dated as of March 23, 1992 by and among CHMC Mortgage Company Acquisition, Inc., Midlantic Banks Inc. and Midlantic Corporation incorporated by reference to Exhibit 10 to Form 10-K of Midlantic Corporation for the year ended December 31, 1991
            (f) Agreement dated as of July 21, 1992 between Midlantic Corporation and The Bank of New York Company, Inc. incorporated by reference to Exhibit 28 to Form 8-K of Midlantic Corporation dated July 22, 1992

                 Executive Compensation Plans and Arrangements
                 _____________________________________________
            (g) Midlantic Incentive Stock and Stock Option Plan (1986), as amended, incorporated by reference to Exhibit 4 to Midlantic Corporation's Registration Statement on Form S-8, No. 33-50952
            (h) Midlantic Incentive Plan, as amended, incorporated by reference to Exhibit 4(c) to Midlantic Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 33-16256
            (i) Continental Bancorp, Inc. 1982 Stock Option Plan, as amended, incorporated by reference to Exhibit 4(f) to Midlantic Corporation's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, No. 33-16256
            (j) Rules and Regulations Relating to the Payment in Shares of Common Stock for the Exercise Price of Stock Options incorporated by reference to Exhibit 10(o) to Form 10-K of Midlantic Corporation for the fiscal year ended December 31, 1992
            (k) Rules and Regulations - Stock Awards incorporated by reference to Exhibit 10(p) to Form 10-K of Midlantic Corporation for the fiscal year ended December 31, 1992
            (l) Rules and Regulations Relating to the Exercise of Stock Appreciation Rights incorporated by reference to Exhibit 10(q) to Form 10-K of Midlantic Corporation for the fiscal year ended December 31, 1992
            (m) Rules and Regulations Relating to the Payment in Shares of Common Stock of Taxes in Connection with the Vesting of an Award incorporated by reference to Exhibit 10(r) to Form 10-K of Midlantic Corporation for the fiscal year ended December 31, 1992
            (n) Rules and Regulations Relating to the Payment in Shares of Common Stock of Taxes in Connection with the Exercise of a Non-Qualified Stock Option incorporated by reference to
                 Exhibit 10(s) to Form 10-K of Midlantic Corporation for the fiscal year ended December 31, 1992
            (o) Continental Bancorp, Inc. Survivor Benefit Plan incorporated by reference to Exhibit 10(t) to Form 10-K of Midlantic Corporation for the fiscal year ended December 31, 1992
            (p)  Midlantic Corporation Executive Supplemental Retirement Plan
            (q) Midlantic Corporation Excess Benefit Plan and Amendment No. 1 dated March 20, 1991 thereto incorporated by reference to
                 Exhibit 19(a) to Form 10-Q of Midlantic Corporation for the quarter ended March 31, 1991
            (r) Midlantic Corporation Severance Pay Policy as amended September 21, 1994

            (s) Form of Change of Control Agreement of Midlantic Corporation incorporated by reference to Exhibit 10(y) to Form 10-K of Midlantic Corporation for the fiscal year ended December 31, 1992
            (t) Employment Agreement dated and effective as of April 23, 1991 between Midlantic Corporation and Garry J. Scheuring incorporated by reference to Exhibit 28 to Form 8-K of Midlantic Corporation dated April 11, 1991
            (u) Employment Agreement dated as of July 1, 1991 between Midlantic Corporation and Alfred J. Schiavetti, Jr. incorporated by reference to Exhibit 19(g) to Form 10-Q of Midlantic Corporation for the quarter ended June 30, 1991
            (v) Employment Agreement dated as of September 12, 1991 between Midlantic Corporation and Howard I. Atkins incorporated by reference to Exhibit 19(a) to Form 10-Q of Midlantic Corporation for the quarter ended September 30, 1991
            (w) Employment Agreement dated as of January 27, 1992 between Midlantic Corporation and Alan M. Silberstein incorporated by reference to Exhibit 10 to Form 10-K of Midlantic Corporation for the year ended December 31, 1991
            (x) Change of Control Agreement dated as of January 1, 1993 between Midlantic Corporation and James J. Lynch incorporated by reference to Exhibit 10(dd) to Form 10-K of Midlantic Corporation for the fiscal year ended December 31, 1992
            (y) Description of tax consultation plan of Midlantic Banks Inc. incorporated by reference to Exhibit 10(ee) to Form 10-K of Midlantic Corporation for the fiscal year ended December 31, 1992
            (z) Midlantic Annual Incentive and Bonus Plan, as amended December 21, 1994
           (aa)  Midlantic Corporation Executive Severance Plan, as amended
           (bb)  Midlantic Incentive Stock and Stock Option Plan (1995)
           (cc)  Retirement Plan for Directors of Midlantic Corporation
      (11)  Statement regarding computation of income (loss) per common share
      (13) Annual Report to Shareholders for the fiscal year ended December 31, 1994
      (21)  Subsidiaries of Midlantic Corporation
      (23)  Consent of Independent Accountants
      (24)  Powers of Attorney


Copies of the foregoing Exhibits will be furnished upon request and payment.


   b) REPORTS ON FORM 8-K
  _______________________
      No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES
__________

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                           MIDLANTIC CORPORATION
                           _____________________
                                (Registrant)

        Signature                   Title                      Date
   ___________________________  _____________________      ______________

By   Garry J. Scheuring         Chairman of the Board,     March 24, 1995
   ___________________________
     Garry J. Scheuring         President and Chief
                                Executive Officer


By   Howard I. Atkins           Executive Vice President   March 24, 1995
   ___________________________
     Howard I. Atkins           and Chief Financial
                                Officer


By   James E. Kelly             Controller                 March 24, 1995
______________________________
     James E. Kelly

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                   Title                      Date
   ___________________________  _____________________      ______________

....Garry J. Scheuring .......  Chairman of the Board,     March 24, 1995
______________________________
   (Garry J. Scheuring)         President and Chief
                                Executive Officer

              *
..............................      Director               March 24, 1995
   (Charles E. Ehinger)

              *
..............................      Director               March 24, 1995
   (David F. Girard-diCarlo)

              *
..............................      Director               March 24, 1995
   (Frederick C. Haab)

              *
..............................      Director               March 24, 1995
   (Kevork S. Hovnanian)

              *
..............................      Director               March 24, 1995
   (Arthur J. Kania)

              *
..............................      Director               March 24, 1995
   (Aubrey C. Lewis)

        Signature                   Title                      Date
   ___________________________  _____________________      ______________

              *
..............................      Director               March 24, 1995
   (David F. McBride)

              *
..............................      Director               March 24, 1995
   (Desmond P. McDonald)

              *
..............................      Director               March 24, 1995
   (William E. McKenna)

              *
..............................      Director               March 24, 1995
   (Marcy Syms Merns)

              *
..............................      Director               March 24, 1995
   (Roy T. Peraino)

              *
..............................      Director               March 24, 1995
   (Ernest L. Ransome, III)

              *
..............................      Director               March 24, 1995
   (B. P. Russell)

              *
..............................      Director               March 24, 1995
   (Fred R. Sullivan)

              *
..............................      Director               March 24, 1995
   (Harold L. Yoh, Jr.)






*Joseph H. Kott by signing his name hereto, does sign this document on behalf of each of the persons named above pursuant to powers of attorney duly executed by such persons which are filed with the Securities and Exchange Commission.

	By Joseph H. Kott
        __________________________
	   Joseph H. Kott
	   Attorney-in-fact