Form 10-Q
period 1995-03-31
MIDLANTIC CORP
filed 1995-05-12
CIK 793548

                          FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D. C.   20549


(Mark One)
 ...X....   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                                    March 31, 1995
For the quarterly period ended..........................................

                                   OR

 ........   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from.....................to..................

Commission file number 0-15870

                             MIDLANTIC CORPORATION
...........................................................................
(Exact name of registrant as specified in its charter)

             NEW JERSEY                                   22-2699903
.....................................         ............................
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)


METRO PARK PLAZA, P.O. BOX 600, EDISON, NEW JERSEY 08818
..........................................................................
(Address of principal executive offices)         (Zip Code)

                            (908) 321-8000
..........................................................................
(Registrant's telephone number, including area code)

..........................................................................
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ..X...      No ......

Shares outstanding on April 28, 1995
____________________________________
Common Stock, par value $3.00 per share - 51,925,314 shares

                           Midlantic Corporation and Subsidiaries
                                          FORM 10-Q
                                        MARCH 31, 1995


                              PART I - FINANCIAL INFORMATION
                              ______________________________

INTRODUCTION   The interim financial information disclosed in this Form 10-Q should be read in conjunction with Midlantic Corporation's 1994
               Annual Report to shareholders and Midlantic Corporation's 1994
               Annual Report on Form 10-K as the disclosures contained within those reports are considered an integral part of this Form
               10-Q.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The accompanying interim management's discussion on pages 12 through 29 provides an analysis of material changes in financial condition and results of operations in accordance with Item 303(b) of Regulation S-K and should be read in conjunction with the financial statements and related notes (see Item 1) and the tables presented on pages 30 through 45.

                        Midlantic Corporation and Subsidiaries
                           CONSOLIDATED STATEMENT OF INCOME
                         (In thousands, except per share data)

                                                        THREE MONTHS ENDED
                                                              MARCH 31
                                                          1995         1994
___________________________________________________________________________
INTEREST INCOME
 Interest and fees on loans                           $174,500     $162,482
 Interest on investment securities
   Taxable interest income                              49,778       27,526
   Tax-exempt interest income                              304          179
 Interest on deposits with banks                         3,190        4,964
 Interest on other short-term investments                9,422        9,797
                                                      --------     --------
        Total interest income                          237,194      204,948
                                                      --------     --------
INTEREST EXPENSE
  Interest on deposits                                  65,387       53,748
  Interest on short-term borrowings                      7,914        5,243
  Interest on long-term debt                             8,587        8,660
                                                      --------     --------
        Total interest expense                          81,888       67,651
                                                      --------     --------
Net interest income                                    155,306      137,297
  Provision for loan losses                              1,500        8,156
                                                      --------     --------
Net interest income after provision
  for loan losses                                      153,806      129,141
NONINTEREST INCOME
  Trust income                                          11,228        9,782
  Service charges on deposits                           18,845       18,946
  Investment securities gains                               --        1,263
  Net gains on disposition of assets                     3,100           --
  Other                                                 15,271       17,338
                                                      --------     --------
        Total noninterest income                        48,444       47,329
                                                      --------     --------
                                                       202,250      176,470
                                                      --------     --------
NONINTEREST EXPENSES
  Salaries and benefits                                 62,423       56,214
  Net occupancy                                         10,957       12,235
  Equipment rental and expense                           6,927        6,925
  Other real estate owned, net                          (1,510)       4,034
  FDIC assessment charges                                5,944        7,194
  Legal and professional fees                            7,988        9,875
  Other                                                 24,123       24,372
                                                      --------     --------
        Total noninterest expenses                     116,852      120,849
                                                      --------     --------

Income before income taxes and
  cumulative effect of the change in
  accounting principle                                  85,398       55,621
Income tax expense                                      32,074        2,268
                                                      ________     ________
Income before cumulative effect
  of the change in accounting principle                 53,324       53,353
   Cumulative effect of the change in
     accounting for postemployment benefits                 --       (7,528)
                                                      ________     ________
NET INCOME                                            $ 53,324     $ 45,825
                                                      ========     ========
INCOME APPLICABLE TO PRIMARY COMMON SHARES
  Income before cumulative effect
   of the change in accounting principle               $52,418      $52,447
  Net income                                            52,418       44,919
INCOME APPLICABLE TO FULLY
 DILUTED COMMON SHARES
  Income before cumulative effect
   of the change in accounting principle                53,397       53,453
  Net income                                            53,397       45,925
                                                       =======      =======
INCOME PER COMMON SHARE
  Income before cumulative effect
   of the change in accounting principle
        Primary                                          $ .98        $ .99
        Fully diluted                                      .97          .98
  Cumulative effect of the change in
   accounting for postemployment benefits
        Primary                                             --         (.14)
        Fully diluted                                       --         (.14)
  Net income
        Primary                                            .98          .85
        Fully diluted                                      .97          .84
                                                       =======      =======
AVERAGE COMMON SHARES AND COMMON SHARE
 EQUIVALENTS
        Primary                                         53,244       52,821
        Fully diluted                                   54,900       54,403
                                                       =======      =======

See Notes to Consolidated Financial Statements.




















      5 1of2
                        Midlantic Corporation and Subsidiaries
                             CONSOLIDATED BALANCE SHEET
                               (Dollars in thousands)

                                                      MARCH 31    DECEMBER 31
                                                          1995           1994
_____________________________________________________________________________
ASSETS
  Cash and due from banks                          $   790,789    $   819,928
  Interest-bearing deposits in other banks             232,615        242,659
  Other short-term investments                         723,600        871,000
  Investment securities
    Held-to-maturity (market value 1995,
     $2,477,258; 1994, $2,325,904)                   2,502,384      2,415,635
    Available-for-sale                                 777,868        333,295
    Trading                                              8,884          7,613
  Total loans (net of unearned income of
    $153,362 in 1995 and $144,850 in 1994)           8,222,887      8,256,375
  Less: allowance for loan losses                      337,170        349,520
                                                   -----------    -----------
  Net loans                                          7,885,717      7,906,855
                                                   -----------    -----------
  Premises and equipment, net                          147,132        146,523
  Due from customers on acceptances                     14,926         17,546
  Other assets                                         550,301        532,484
                                                   -----------    -----------
        Total assets                               $13,634,216    $13,293,538
                                                   ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Domestic deposits
    Noninterest-bearing demand                     $ 2,599,415    $ 2,847,782
    Interest-bearing demand                          1,291,517      1,361,287
    Savings                                          1,691,848      1,636,908
    Retail money market accounts                     1,785,795      1,920,175
    CDs over $100,000                                  558,733        447,590
    Other time                                       2,720,988      2,577,893
  Overseas branch deposits                               9,008         15,699
                                                   -----------    -----------
        Total deposits                              10,657,304     10,807,334
                                                   -----------    -----------
  Short-term borrowings                              1,009,002        584,489
  Bank acceptances outstanding                          14,926         17,546
  Other liabilities                                    170,570        136,983
  Long-term debt                                       372,940        373,000
                                                   -----------    -----------
        Total liabilities                           12,224,742     11,919,352
                                                   -----------    -----------
















      5 2of2

  Shareholders' equity
   Capital stock
     Preferred stock: no par value
       Authorized 40,000,000 shares
         Issued 500,000 shares in 1995 and 1994         50,000         50,000
     Common stock: par value $3 per share
        Authorized 150,000,000 shares
          Issued 52,663,679 shares in 1995 and
          52,564,346 shares in 1994                    157,991        157,693
   Surplus                                             613,264        611,205
   Retained earnings                                   599,231        558,385
   Net unrealized holding losses on available
     for sale securities, net of taxes                  (3,181)        (3,097)
                                                   -----------    -----------
                                                     1,417,305      1,374,186
Less treasury stock at cost:
   230,000 common shares in 1995                         7,831             --
                                                   -----------    -----------
     Total shareholders' equity                      1,409,474      1,374,186
                                                   -----------    -----------
Total liabilities and shareholders' equity         $13,634,216    $13,293,538
                                                   ===========    ===========

See Notes to Consolidated Financial Statements.






































      6 1of2

                        Midlantic Corporation and Subsidiaries
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (In thousands)

FOR THE THREE MONTHS ENDED MARCH 31                                1995          1994
_____________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                  $  53,324     $  45,825
  Adjustments to reconcile net income
   to net cash provided by operating activities
     Provision for loan and OREO losses                           1,500        11,521
     Depreciation of premises and equipment                       5,158         5,799
     Amortization of goodwill and other intangibles               2,189         1,605
     Deferred income tax expense                                 18,052        11,730
     Cumulative effect of the change in
       accounting for postemployment benefits                        --         7,528
     Net accretion of investment securities                      (3,302)       (4,322)
     Accretion of net deferred loan fees                         (2,367)       (2,281)
     Net gains on the sales of assets                            (3,908)       (4,785)
     Net increase in trading account assets                      (1,271)      (13,096)
     Net increase in OREO                                          (738)       (1,991)
     Net increase in accrued interest receivable                (23,528)      (29,496)
     Net increase (decrease) in accrued interest payable          3,085          (173)
     Net increase in taxes receivable and
      net deferred tax assets                                   (10,490)      (14,797)
     Net decrease (increase) in other assets                        517       (11,355)
     Net increase in other liabilities                           30,243        13,944
     Other                                                       (1,776)          982
                                                              ---------     ---------
        Net cash provided by operating activities                66,688        16,638
                                                              ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash received in acquisition of 3 branches                112,224            --
  Proceeds from bulk sales of loans and OREO                      6,009        13,940
  Proceeds from sales of OREO and loans                           9,474        13,366
  Net (increase) decrease in money market investments
   with an original maturity of 3 months or less                (50,056)      664,819
  Proceeds from money market investments with an
   original maturity of greater than 3 months                   235,000       140,000
  Purchases of money market investments with an
   original maturity of greater than 3 months                   (27,500)     (548,000)
  Proceeds from sales of available-for-sale securities                1       151,465
  Proceeds from matured investment securities:
     Held-to-maturity                                            26,893       332,744
     Available-for-sale                                         156,350        70,551
  Purchases of investment securities:
     Held-to-maturity                                          (113,722)     (497,613)
     Available-for-sale                                        (596,967)         (643)
  Net decrease (increase) in loans                               19,632      (105,231)
  Purchases of premises and equipment                            (5,163)       (2,038)
  Sales of premises and equipment                                    34           284
                                                              ---------     ---------
        Net cash (used) provided by investing activities       (227,791)      233,644
                                                              ---------     ---------





      6 2of2

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in deposits                                     (274,543)     (240,877)
  Net increase (decrease) in short-term borrowings               424,513       (51,798)
  Payments on long-term debt                                        (60)      (11,752)
  Cash dividends paid                                           (12,478)           --
  Purchase of common treasury shares                             (7,831)           --
  Proceeds from issuances of common stock                         2,363           595
                                                              ---------     ---------
        Net cash provided (used) by financing activities        131,964      (303,832)
                                                              ---------     ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                       (29,139)      (53,550)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                819,928       712,960
                                                              ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 790,789     $ 659,410
                                                              =========     =========

See Notes to Consolidated Financial Statements.












































      7 1of2
                        Midlantic Corporation and Subsidiaries
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share and per share data)

FOR THE THREE MONTHS ENDED MARCH 31                       1995           1994
_____________________________________________________________________________
PREFERRED STOCK AT JANUARY 1 AND MARCH 31           $   50,000     $   50,000
                                                    ==========     ==========
Common Stock
 Balance at January 1                               $  157,693     $  156,522
  Issuance of 35,776 common shares in 1994
   for preferred stock dividend                             --            107
  Issuance of 39,796 common shares and 206 common
   treasury shares in 1995 and 23,123 common shares
   and 2,042 common treasury shares in 1994 for
   stock options                                           119             70
  Issuance of 59,537 common shares in 1995 and
   6,799 common shares in 1994 purchased by
   Midlantic's 401(k) plan and Dividend
   Reinvestment and Stock Purchase Plan                    179             20
                                                    ----------     ----------
  Balance at March 31                               $  157,991     $  156,719
                                                    ==========     ==========
SURPLUS
  Balance at January 1                              $  611,205     $  603,732
   Issuance of common shares for preferred
    stock dividend                                          --            799
   Issuance of common shares and common treasury
    shares for stock options                               569            284
   Issuance of common shares purchased by
    Midlantic's 401(k) plan and Dividend
    Reinvestment and Stock Purchase Plan                 1,490            165
                                                    ----------     ----------
  Balance at March 31                               $  613,264     $  604,980
                                                    ==========     ==========
RETAINED EARNINGS
  Balance at January 1                              $  558,385     $  312,310
   Net income                                           53,324         45,825
   Cash dividends paid
     Preferred stock                                      (906)            --
     Common stock                                      (11,572)            --
   Issuance of common shares for
    preferred stock dividend                                --           (906)
                                                    ----------     ----------
  Balance at March 31                               $  599,231     $  357,229
                                                    ==========     ==========
NET UNREALIZED HOLDING GAINS (LOSSES)
 ON AVAILABLE-FOR-SALE SECURITIES
   Balance at January 1, 1995/net unrealized
    holding gain recognized on adoption
    of change in accounting for investment
    securities in 1994                              $   (3,097)    $    1,859
   Change in unrealized holding losses                     (84)        (3,700)
                                                    ----------     ----------
  Balance at March 31                               $   (3,181)    $   (1,841)
                                                    ==========     ==========







      7 2of2

TREASURY STOCK
  Balance at January 1                              $       --     $       --
  Addition of 230,206 common shares in 1995
   and 2,042 common shares in 1994                      (7,837)           (56)
  Issuance of 206 common treasury
   shares in 1995 and 2,042 common treasury
   shares in 1994 for stock options                          6             56
                                                    ----------     ----------
  Balance at March 31                               $   (7,831)    $       --
                                                    ==========     ==========
TOTAL SHAREHOLDERS' EQUITY
  Balance at January 1                              $1,374,186     $1,122,564
  Net changes during period                             35,288         44,523
                                                    ----------     ----------
  Balance at March 31                               $1,409,474     $1,167,087
                                                    ==========     ==========

See Notes to Consolidated Financial Statements.












































      8 1of2
                        Midlantic Corporation and Subsidiaries
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RECLASSIFICATIONS - Certain captions in the financial statements presented for prior periods have been reclassified to conform with the 1995 presentation. This includes the reclassification for all periods presented of in-substance foreclosures ("ISFs") from other real estate owned ("OREO") to loans (see "Accounting for loan impairment").

ASSETS HELD FOR ACCELERATED DISPOSITION - At March 31, 1995, assets held for accelerated disposition included in other assets, amounted to $5.7 million. Such assets, which are carried at fair value less the estimated costs of disposing of the properties, consist of real estate loans and OREO located primarily in New Jersey and southeastern Pennsylvania. Management anticipates that these assets will be sold or resolved on an individual basis during the remainder of 1995.

CAPITAL STOCK
_____________
COMMON STOCK - On April 12, 1995, the Board of Directors of MC ("the Board") declared a quarterly cash dividend on the Corporation's common stock of $.32 per share to shareholders of record on May 1, 1995, payable on May 15, 1995.

PREFERRED STOCK - On March 22, 1995, the Board declared a cash dividend on MC's Term Adjustable Rate Cumulative Preferred Stock - Series A (the "Preferred Stock") of $906 thousand, representing full payment of the first quarter 1995 dividend requirement, payable in April, 1995. Based upon a July 22, 1992 agreement between Midlantic and the holder of the Preferred Stock, Midlantic, at its discretion, may pay dividends in cash or in shares of common stock or in any combination thereof, so long as any such issuance would not result in the holder of the Preferred Stock being the beneficial owner of more than 4.99 percent of the outstanding shares of Midlantic's common stock.


FINANCIAL INSTRUMENTS - The following table summarizes Midlantic's significant off-balance sheet financial instruments at March 31, 1995:

                                                                    MARCH 31
(In thousands)                                                          1995
____________________________________________________________________________
Unused commitments to extend credit                               $2,671,476
Financial standby letters of credit and
  similar arrangements                                               107,311
Performance standby letters of credit and
  similar arrangements                                               158,772
Commercial letters of credit and other short-term
  trade-related contingencies                                         49,808
Notional amount of interest rate swaps (1)
  Agreements to receive a fixed rate of interest                   2,575,000
  Agreements to pay a fixed rate of interest                         598,500
  Agreements to receive and pay a variable
   rate of interest                                                  300,000
Foreign exchange contracts (2)                                        45,016
                                                                  ==========
(1) For a discussion on interest rate swaps, see pages 21 through 24.
(2) Foreign exchange contracts are provided as a service to the Corporation's customers or used by the Corporation for risk-management purposes. Gains and losses on foreign exchange contracts are immaterial.




      8 2of2

STATEMENT OF CASH FLOWS - Cash paid during the first three months of 1995 and 1994 for interest on deposits, short-term borrowings and long-term debt amounted to $78.6 million and $67.8 million, respectively. Net cash received for federal and state income taxes during the first three months of 1995 was $7.6 million and net cash paid for the first quarter of 1994 was $97.5 million.
























































      9 1of2

During the first three months of 1995 and 1994, $4.2 million and $5.9 million, respectively, of loans, net of charge-offs, were transferred into OREO. Also, during the first three months of 1994 the Corporation transferred loans and OREO with a book value of $43.6 million ($30.6 million after related charge-offs) to assets held for accelerated disposition and sold $12.3 million. The transfer of loans to OREO and the transfer of loans and OREO to assets held for accelerated disposition constituted non-cash transactions and, accordingly, are not reflected in the statement of cash flows.


ACCOUNTING FOR LOAN IMPAIRMENT - In the first quarter of 1995, Midlantic adopted Statement of Financial Accounting Standards ("FAS") No. 114 "Accounting by Creditors for Impairment of a Loan" and FAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." Under FAS No. 114, an impaired loan is defined as a loan for which it is probable, based on current information, that the lender will not collect all amounts due according to the contractual terms of the loan agreement. Midlantic classifies as impaired loans all nonaccrual loans except those loans which are excluded from the scope of FAS No. 114, principally consumer installment loans and residential mortgages and lease financing receivables. For purposes of comparison, nonaccrual loans excluded from the scope of FAS No. 114 were considered to be immaterial at December 31, 1994. FAS No. 114 requires that impaired loans be measured based upon either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the calculated measurement of an impaired loan is less than the recorded investment in the loan, the deficiency is recognized through a provision to the allowance for loan losses. FAS No. 118 amended the provisions of FAS No. 114 regarding the recognition of interest income on impaired loans, allowing banks to substantially use the methods of income recognition previously in effect. While a loan is classified as impaired and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where an impaired loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the allowance for loan losses until prior charge-offs have been fully recovered.

FAS No. 114 also provides for the reclassification of all ISFs outstanding from OREO to the loan portfolio as nonaccrual loans at their current carrying value. The reclassification of ISFs to loans has been made for all periods presented. The Corporation will no longer be required to identify and isolate future loans that may meet the former criteria for ISF classification. Accounting policies relating to the allowance for loan losses, charge-offs and income recognition for impaired loans are consistent with the accounting for nonaccrual loans. The adoption of FAS Nos. 114 and 118 in the first quarter of 1995 did not have a material impact on Midlantic's financial condition or results of operations at the time of adoption and does not materially affect the comparability of loans, the allowance for loan losses or income with prior periods.








      9 2of2

CARRYING VALUE OF IMPAIRED LOANS (IN THOUSANDS)             MARCH 31,1995
_________________________________________________________________________
  Commercial and financial                                       $ 68,106
  Real estate
    Construction and development                                    9,484
    Long-term mortgage                                             64,093
  Loans to individuals (not on an installment basis)                7,594
                                                                 --------
    TOTAL IMPAIRED LOANS                                         $149,277
                                                                 ========
REQUIRED FAS NO. 114 RESERVE                                     $ 23,813
                                                                 ========

At March 31, 1995, impaired loans carried at $102.4 million were valued based upon discounted cash flows and $46.9 million were valued using the fair value of collateral. Based on these methods, $23.8 million of the $337.1 million allowance for loan losses was allocated against $59.1 million of impaired













































      10 1of2

loans. The remaining impaired loans did not require a specific reserve under FAS No. 114. The remaining allowance for loan losses, totalling $313.4 million at March 31, 1995, is available to absorb losses in the Corporation's entire credit portfolio. During the first quarter of 1995, impaired loans averaged $152.6 million. Interest income recorded on total impaired loans and received in cash during the first quarter of 1995 was $274 thousand.

See Table X on page 39 for the reconciliation of the allowance for loan losses.


POSTEMPLOYMENT BENEFITS - In the first quarter of 1994, Midlantic adopted FAS No. 112 "Employers' Accounting for Postemployment Benefits" as a cumulative effect of a change in accounting principle amounting to a charge of $7.5 million (net of taxes) or $.14 per fully diluted common share. FAS No. 112 requires accrual accounting for postemployment benefits (benefits such as severance and disability payments to former or inactive employees after employment but before retirement), under the following circumstances: if the employees' rights to postemployment benefits are attributable to services already rendered; if the rights to those benefits accumulate or vest; if payment of the benefits is probable; and the amount of the benefits can be reasonably estimated. If the four criteria mentioned cannot be met, the employer must nevertheless accrue for any benefits when payment is both probable and estimable. Prior to the adoption of FAS No. 112, Midlantic accounted for postemployment benefits on a pay-as-you-go basis.

ACCOUNTING FOR INVESTMENTS IN DEBT AND EQUITY SECURITIES - As of January 1, 1994, Midlantic adopted FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" which established the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. In accordance with FAS No. 115, those investments are classified and accounted for in three categories:
(1) held-to-maturity securities, which are reported at amortized cost;
(2) trading securities, which are reported at fair value with unrealized gains and losses included in earnings (which is consistent with Midlantic's prior accounting policy for such securities); and (3) available-for-sale securities, which are reported at fair value with unrealized gains and losses, net of applicable income taxes, reported as a separate component of shareholders' equity and excluded from earnings.

Net unrealized holding losses on available-for-sale securities were $3.2 million at March 31, 1995 and $3.1 million at December 31, 1994 and were included as a component of shareholders' equity.




















      10 2of2

RECENT EVENTS
_____________
On December 30, 1994, Midlantic announced it had entered into a definitive agreement to acquire Old York Road Bancorp, Inc. ("Old York"), headquartered in Willow Grove, Pennsylvania. for an approximate purchase price of $28.3 million, based on the December 31, 1994 closing price of Midlantic's common stock. Old York's principle subsidiary is Bank and Trust Company of Old York Road. As of December 31, 1994, Old York had total assets of $231.2 million and shareholders' equity of $12.8 million. The acquisition will be accounted for as a purchase and is expected to be consummated by the end of the second quarter of 1995. Under the terms of the agreement, up to 49 percent of Old York's common stock will be exchanged for cash at a rate of $10 for each share of Old York common stock. Old York's shares not exchanged for cash will be exchanged for Midlantic common stock (.3721 shares of Midlantic common stock for each share of Old York common stock, subject to adjustment under certain circumstances). Midlantic currently expects to repurchase from time-to-time in the open market, outstanding Midlantic common shares equal to the approximate number of Midlantic common shares estimated to be issued in the acquisition.

On January 20, 1995, Midlantic acquired from the Resolution Trust Corporation approximately $126 million in deposits of three branches of Carteret Federal Savings Bank of New Jersey, located in Newark and Dover, New Jersey, for a premium of $12.5 million.

In April 1995, the Corporation announced that its Board authorized repurchase of up to five million shares of Midlantic's common stock. The Corporation expects to repurchase its common shares from time-to-time in the open market or through privately negotiated transactions. Repurchased common shares will be added to treasury shares and may be used to meet the requirements of the Corporation's dividend reinvestment plan, stock-based benefit plans, certain corporate securities and acquisitions, including the above-mentioned proposed acquisition of Old York. During the first quarter of 1995, the Corporation purchased common shares in conjunction with Midlantic's previously announced intentions to purchase treasury shares to fund the portion of the Old York acquisition that will be payable in common stock. At March 31, 1995, the Corporation had repurchased 230 thousand common shares for an aggregate $7.8 million.

MIDLANTIC CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
_______
Midlantic Corporation and Subsidiaries ("Midlantic" or the "Corporation") reported net income of $53.3 million or $.97 per fully diluted common share for the three months ended March 31, 1995 compared with net income of $45.8 million or $.84 per fully diluted common share for the corresponding period of 1994. For the first quarter of 1994, income before the cumulative effect of adoption of Financial Accounting Standards ("FAS") No. 112 "Employers' Accounting for Postemployment Benefits" was $53.4 million or $.98 per fully diluted common share and included income tax credits, not available to the Corporation in 1995, amounting to $20.2 million (see "Income Taxes").

Income before taxes, credit provisions and certain nonrecurring gains or charges ("core earnings") amounted to $82.3 million in the first quarter of 1995 or nearly 25 percent over the level recorded in the first quarter of 1994. The rise in core earnings reflects higher levels of net interest income due to increasing yields on earning assets, particularly prime rate-based loans. The following table summarizes Midlantic's results of operations for the three months ended March 31, 1995 and 1994:
MAJOR COMPONENTS OF THE RESULTS OF OPERATIONS
                                                       THREE MONTHS ENDED
                                                             MARCH 31
(In thousands)                                          1995         1994
_________________________________________________________________________
INCOME BEFORE TAXES, CREDIT PROVISIONS
 AND NONRECURRING ITEMS ("CORE EARNINGS")
Net interest income                                 $155,306     $137,297
Noninterest income*                                   45,344       46,066
Noninterest expenses*                                118,362      116,815
                                                    --------     --------
CORE EARNINGS                                         82,288       66,548
                                                    --------     --------
ADDITIONS
  Investment securities gains                             --        1,263
  Net gains on the sales of OREO                         795        1,837
  Other nonrecurring noninterest income                3,100           --
DEDUCTIONS
  Provision for loan losses                            1,500        8,156
  Provision for OREO                                      --        3,365
  Other OREO expenses                                   (715)       2,506
                                                    --------     --------
Income before income taxes and cumulative
 effect of change in accounting principle             85,398       55,621
Income tax expense                                    32,074        2,268
                                                    --------     --------
Income before cumulative effect of
 change in accounting principle                       53,324       53,353
Cumulative effect of change in
 accounting for postemployment benefits in 1994           --       (7,528)
                                                    --------     --------
NET INCOME                                          $ 53,324     $ 45,825
                                                    ========     ========
*For purposes of this table, noninterest income excludes investment securities gains or losses and other nonrecurring noninterest income, while noninterest expenses excludes OREO expenses, net.

RECENT ACTIVITIES OF THE CORPORATION (1994 AND 1995)
____________________________________________________

In March 1994, following Midlantic's significant improvements in financial condition and performance, asset quality and capital ratios, the Federal Reserve Bank of New York and the Office of the Comptroller of the Currency terminated the written agreements under which the Corporation and its then lead bank, Midlantic National Bank ("MNB") had been operating.

In April 1994, the Corporation's Board of Directors (the "Corporation's Board") declared the first cash dividend to common shareholders (amounting to $.10 per common share) since the third quarter of 1990. For each subsequent quarter of 1994, the Corporation successively increased the quarterly dividend ($.13 declared in the third quarter of 1994, $.17 declared in the fourth quarter of 1994 and $.22 declared in the first quarter of 1995). In the second quarter of 1995, Midlantic again increased its common dividend to $.32 per share.

In August 1994, Midlantic consolidated its two bank subsidiaries by merging Continental Bank ("CB") in Pennsylvania into MNB, a New Jersey banking ompany The combined bank was renamed Midlantic Bank, National Association ("MB"). Also in August 1994, MNB's direct parent, Midlantic Banks Inc., was merged into Midlantic Corporation ("MC").

In December 1994, Midlantic announced it had entered into a definitive agreement to acquire Old York Road Bancorp, Inc. ("Old York") headquartered in Willow Grove, Pennsylvania for an approximate purchase price of $28.3 million, based on the December 31, 1994 closing price of Midlantic's common stock. As of December 31, 1994, Old York had total assets of $231 million and shareholders' equity of $13 million. The acquisition will be accounted for as a purchase and is currently expected to be completed by the end of the second quarter of 1995 or shortly thereafter.

In January 1995, Midlantic acquired from the Resolution Trust Corporation approximately $126 million in deposits of three branches of Carteret Federal Savings Bank of New Jersey, for a premium of $12.5 million.

In April 1995, the Corporation announced that its Board authorized repurchase of up to five million shares of Midlantic's common stock. The Corporation expects to repurchase its common shares from time-to-time in the open market or through privately negotiated transactions. Repurchased common shares will be added to treasury shares and may be used to meet the requirements of the Corporation's dividend reinvestment plan, stock-based benefit plans, certain corporate securities and acquisitions, including the above-mentioned proposed acquisition of Old York.

RESULTS OF OPERATIONS
FIRST QUARTER 1995 VS. FIRST QUARTER 1994
THREE MONTHS ENDED MARCH 31, 1995 VS. THREE MONTHS ENDED MARCH 31, 1994


NET INTEREST INCOME
___________________
On a tax-equivalent basis, net interest income ("NII") of $159.0 million exceeded that of the first quarter of 1994 by $20.9 million or 15.1 percent.


NET INTEREST INCOME/NET INTEREST MARGIN

                                                       THREE MONTHS ENDED
                                                             MARCH 31
(Dollars in thousands)                                  1995         1994    Variance
_____________________________________________________________________________________
Net interest income (actual)                        $155,306     $137,297     $18,009
Net interest income (tax-equivalent basis)           158,968      138,099      20,869
Net interest margin (actual)                            5.23%        4.44%        .79%
Net interest margin (tax-equivalent basis)              5.36         4.46         .90
                                                    ________     ________     _______

The improvement in NII for the three month period ended March 31, 1995 was due to higher loan and investment security yields coupled with a larger proportion of higher-yielding investment securities to money market investments. These factors more than offset the negative influence of rising funding costs and a reduction in the overall volume of interest-earning assets. While funding costs, in general, began to rise with market rates beginning in mid-1994, earning asset yields increased in greater amounts due to a large base of market rate assets and the timing of the Corporation's purchase of a substantial amount of investment securities.

Average interest-earning assets declined $521 million or 4.1 percent for the three months ended March 31, 1995 when compared with average interest-earning assets for the corresponding period of 1994. This decline primarily reflected a $935 million decrease in deposits, largely retail certificates of deposit. The decline in funding was accompanied by a contraction in average loans of $306 million for the quarter ended March 31, 1995, compared to the same period of last year. Real estate loans fell by $425 million or 13.8 percent when comparing average balances for the first three months of 1995 and 1994. This was largely a result of the sale, charge-off or workout of problem credits and the Corporation's continuing policy of exiting transactional (in contrast to relationship-based) real estate lending. The decline was partially offset by a $185 million or 8.0 percent rise in average consumer loans during the same period. Other interest-earning assets, on average, fell by $215 million.













      15 1of2

AVERAGE BALANCES
                                                        THREE MONTHS ENDED
                                                              MARCH 31
(In millions)                                        1995      1994  Variance
_____________________________________________________________________________
Interest-earning assets                           $12,033   $12,554    $(521)
Interest-bearing sources of funds                   8,963     9,775     (812)
Noninterest-bearing sources of funds supporting
 interest-earning assets*                           3,070     2,779      291
                                                  _______   _______    _____
*Primarily comprised of noninterest-bearing demand deposits and shareholders' equity.

The net interest margin on a tax-equivalent basis increased 90 basis points in the first quarter of 1995, as compared to the same period of 1994, primarily reflecting (i) the relatively favorable impact of the increase in market interest rates on asset yields over funding costs due to the Corporation's large holdings of prime rate-based earning assets and due to a decline in nonaccrual loans and (ii) a 10.5 percent rise in noninterest-bearing sources of funds (primarily reflecting a rise in shareholders' equity) supporting the earning-asset portfolio.

PROVISION FOR LOAN LOSSES
_________________________
The provision for loan losses was $1.5 million and $8.2 million for the first quarter of 1995 and 1994 respectively. Based upon Midlantic's methodology which assists in the establishment of the allowance for loan losses as discussed in the "Asset Quality" and "Allowance for Loan Losses" sections of this report, Midlantic believes that its allowance for loan losses was adequate at March 31, 1995 to absorb estimated losses in its credit portfolios.

NONINTEREST INCOME
__________________

NONINTEREST INCOME
                                                   THREE MONTHS ENDED
                                                         March 31
(In thousands)                                  1995       1994   Variance
__________________________________________________________________________
Trust income                                 $11,228    $ 9,782    $ 1,446
Service charges on deposit accounts           18,845     18,946       (101)
Investment securities gains                       --      1,263     (1,263)
Factoring commissions and fees                 1,969      1,717        252
Gains on the disposition of assets
  and other nonrecurring income                3,100         --      3,100
Miscellaneous                                 13,302     15,621     (2,319)
                                             -------    -------    -------
  Total noninterest income                   $48,444    $47,329    $ 1,115
                                             =======    =======    =======

Higher trust income for the three months ended March 31, 1995 compared with the first quarter of 1994 benefitted from increased fees from sales of mutual funds and annuities, some of which may be associated with higher operating expenses, particularly sales commissions that are reflected in salaries and benefits expenses.






      15 2of2

For the three months ended March 31, 1994, investment securities gains on the sale of available-for-sale securities were $1.3 million. The Corporation did not recognize any securities gains or losses in the first quarter of 1995 (see Table VI).

The $252 thousand or 14.7 percent rise in factoring commissions and fees reflects a higher level of business activity.























































      16 1of2

In the first quarter of 1995, Midlantic recognized $3.1 million of gains on the sale of loans including the sale of assets held for accelerated disposition.

The $2.3 million year-to-year decline in miscellaneous noninterest income for the first quarter of 1995 primarily reflects the absence in 1995 of interest revenues that had been received in 1994 from assets held for accelerated disposition prior to their sale.


NONINTEREST EXPENSES
____________________

  NONINTEREST EXPENSES
                                                   THREE MONTHS ENDED
                                                         MARCH 31
(In thousands)                                  1995         1994   Variance
____________________________________________________________________________
  Salaries and benefits                     $ 62,423     $ 56,214    $ 6,209
  Net occupancy                               10,957       12,235     (1,278)
  Equipment rental and expense                 6,927        6,925          2
  Other real estate owned, net                (1,510)       4,034     (5,544)
  FDIC assessment charges                      5,944        7,194     (1,250)
  Legal and professional fees                  7,988        9,875     (1,887)
  Miscellaneous                               24,123       24,372       (249)
                                            --------     --------    -------
    Total noninterest expenses              $116,852     $120,849    $(3,997)
                                            ========     ========    =======

Salary and benefit expenses increased $6.2 million or 11.0 percent for the first quarter of 1995. The increase reflected approximately 300 additional full-time equivalent employees primarily in customer service and sales positions, including commissions on sales of mutual funds and annuities paid to some of these employees.

Expenses for premises and fixed assets (net occupancy and equipment rental expenses) declined $1.3 million in the first quarter of 1995 primarily reflecting a decline in depreciation and lower snow and ice removal costs, which were particularly heavy in early 1994.

Expenses associated with OREO decreased $5.5 million for the first quarter of 1995 compared to the corresponding period of 1994. A lower level of writedowns to adjust the carrying value of OREO properties as well as significantly lower OREO operating expenses led to the reduction in OREO expenses. For the first quarter of 1995, rental income and net gains on the sale of OREO exceeded operating costs.

The Federal Deposit Insurance Corporation ("FDIC") assessment decreased by $1.3 million or 17.4 percent for the three months ended March 31, 1995 compared to the first quarter of 1994 largely as a result of a decline in the premium rate assessed against Midlantic's bank subsidiary and a decrease in deposit funding.










      16 2of2

The decline in legal and professional fees of $1.9 million or 19.1 percent for the first quarter of 1995, reflects, in part, lower loan workout expenses which is the result of the Corporation's declining level of problem assets. Also, during the fourth quarter of 1994, Midlantic discontinued utilizing the services of an outside third party to assist in the origination of loans to automobile purchasers that are originated through the selling dealer. Midlantic now originates such loans directly through various automobile retailers with which it has a customer relationship. Prior to this change, fees amounting to approximately $2.5 million on an annualized basis were recognized as professional fees.

INCOME TAXES
____________
Midlantic recorded income tax expenses of $32.1 million and $2.3 million in the first quarter of 1995 and 1994, respectively. The tax provision for the first quarter of 1995 reflected the Corporation's federal and state income taxes on operating earnings without benefit of significant income tax credits. Tax expenses recorded in the first quarter of 1994 were comprised of tax benefits of $20.2 million, related to a reduction in the FAS No. 109 tax valuation reserve, and $22.5 million of federal and state income tax expenses on operating earnings. The tax valuation reserve adjustments were the result of Midlantic's assessment of the future realization of its deferred tax asset based upon estimated future profitability. At December 31, 1994, the Corporation determined that a tax valuation reserve was no longer necessary.


POSTEMPLOYMENT BENEFIT EXPENSES
_______________________________
In the first quarter of 1994, Midlantic adopted FAS No. 112 "Employers' Accounting for Postemployment Benefits" as a cumulative effect of a change in accounting principle amounting to a charge of $7.5 million, net of income taxes, or $.14 per fully diluted common share. FAS No. 112 requires accrual accounting for certain postemployment benefits (benefits such as disability and health benefits to former or inactive employees after employment but before retirement) under the following circumstances: if the employees' rights to those benefits are attributable to services already rendered; if the rights to those benefits accumulate or vest; if payment of the benefits is probable; and if the amount of the benefits can be reasonably estimated. If the four criteria mentioned cannot be met, the employer must nevertheless accrue an obligation for these benefits when payment is both probable and estimable. Midlantic previously accounted for postemployment benefits on a pay-as-you-go basis.































      18 1of2

FINANCIAL CONDITION
MARCH 31, 1995 VS. DECEMBER 31, 1994

ASSET QUALITY
_____________
As of March 31, 1995, nonaccrual loans and OREO totalled $215 million or 1.6 percent of total assets compared to $248 million or 1.9 percent at the end of 1994. At March 31, 1995, total nonaccrual loans amounted to $155 million of which $149 million were determined by the Corporation to be impaired under the guidelines pursuant to FAS No. 114 (see "Notes to Consolidated Financial Statements - Accounting for loan impairment"). Loans are generally reported as nonaccrual (and with limited exception as impaired, pursuant to the requirements of FAS No. 114) if they are past due as to maturity or payment of principal and/or interest for a period of more than ninety days. Since December 31, 1994, nonaccrual loans have fallen by $29 million or 15.8 percent, while OREO has declined by $4 million or 6.7 percent. The levels of nonaccrual assets are significantly influenced by national and regional economic conditions.

Changes in nonaccrual loan totals are summarized in Table XI. At March 31, 1995, nonaccrual loans were primarily comprised of commercial and financial loans (44.3 percent of the total) and long-term commercial mortgages (41.5 percent of the total). The relationship of each of these categories of nonaccrual loans to its respective loan portfolio was 2.2 percent commercial and financial and 4.0 percent long-term commercial mortgage.

Construction and development loans and long-term commercial mortgage loans ("commercial real estate loans") that were nonaccrual at quarter-end 1995 collectively amounted to $74 million, of which 22.5 percent comprised industrial/warehouse, 21.9 percent residential properties and 11.3 percent retail businesses and shopping centers (see Tables VIII and IX). Total commercial real estate loans continued to contract during the past twelve months as indicated in the following table:

COMMERCIAL REAL ESTATE LOANS

                                            MARCH 31     Dec. 31    March 31
For the Quarter Ended (In millions)             1995        1994        1994
____________________________________________________________________________
Long-term commercial mortgage loans           $1,611      $1,576      $1,651
Construction and development loans               510         598         803
                                              ------      ------      ------
Total commercial real
  estate loans                                $2,121      $2,174      $2,454
                                              ======      ======      ======

The decline in total commercial real estate loans was primarily due to principal paydowns, the transfer of loans to OREO, the transfer of loans to assets held for accelerated disposition and loan charge-offs.













      18 2of2

Midlantic has restructured certain loans in instances where a determination was made that greater economic value would be realized under new terms than through foreclosure, liquidation or other disposition. Such loans are accounted for in accordance with generally accepted accounting principles ("GAAP"). Prior to demonstrating performance, restructured loans are classified as nonaccrual. When restructured loans can demonstrate performance (as generally evidenced by six months of pre- or post-restructuring payment performance in accordance with the restructured terms, or by the presence of other significant factors) such loans are classified by the Corporation as "renegotiated loans" and accrual of interest resumes. Renegotiated loans that have demonstrated performance and have an effective yield greater than or equal to a market interest rate at the date of closing may be classified as accruing loans in the reporting period following the year they were disclosed as renegotiated and were so reported in the annual financial statements for that year. Renegotiated loans amounted to $38 million at March 31, 1995 compared with $60 million at year-end 1994 (see Table XII) The effective interest rate as calculated under GAAP on these renegotiated loans is 9.13 percent. In those cases in which average current yield differs from the effective yield, Midlantic's management has elected to recognize income prospectively on the more conservative average current yield basis until certain contingencies are met. At both March 31, 1995 and December 31, 1994, the average current yield and the effective interest rate on renegotiated loans were substantially the same. During the first three months of 1995, Midlantic did not restructure any loans that would have been accounted for under the provisions of FAS No. 114.

OREO, which represents real property for which the Corporation has obtained legal title, amounted to $60 million at March 31, 1995, compared with the December 31, 1994 level of $64 million (which has been restated to exclude in-substance foreclosures). Pursuant to FAS No. 114, on January 1, 1995, in-substance foreclosures were reclassified from OREO to loans. Midlantic also elected to reclassify all appropriate historical data (see "Notes to Financial Statements - Accounting for loan impairment"). The decline in OREO since December 31, 1994 primarily reflected sales of OREO properties of $9 million, and additions to OREO totalling $4 million (see Table XV).

Accruing loans past due ninety days or more as to interest or principal payments which do not meet the criteria for loan impairment under FAS No. 114 (in 1995) amounted to $31 million and $30 million at March 31, 1995 and December 31, 1994, respectively.

As of the end of the first quarter of 1995, Midlantic had identified an additional $19 million of currently performing loans outstanding for which there is serious doubt as to whether the borrowers will be able to fully comply with the present repayment terms of the loans. These loans have not been classified as nonaccrual nor did they meet the specific criteria for loan impairment under FAS No. 114.

At March 31, 1995, Midlantic held $6 million of obligations of states and political subdivisions in its available-for-sale investment portfolio for which it has suspended interest accruals.

Midlantic originated or participated in highly leveraged transactions ("HLTs"), which represent loans for the buyout, acquisition or recapitalization of an existing business resulting in a significant increase in the leverage of the borrower. As defined by bank regulators, 12 HLTs in the amount of $90 million were outstanding at March 31, 1995 and Midlantic is committed to lend an additional $44 million to these HLT borrowers. At December 31, 1994, Midlantic had 13 reportable HLT outstandings amounting to $85 million and unfunded commitments to HLT borrowers of $52 million. Midlantic's entire HLT exposure is comprised of senior debt. HLTs comprised
1.1 percent of total loans at March 31, 1995 and their contribution to total revenue was modest.

The Corporation's foreign outstandings (more than 80 percent representing money market assets) at March 31, 1995, all of which were dollar denominated, amounted to $239 million or 1.8 percent of total consolidated assets as compared with $151 million or 1.1 percent at year-end, 1994. At March 31, 1995, outstandings to Japan (substantially all money market assets) amounted to $139 million or 1.0 percent of total assets. At December 31, 1994, no individual country exposure exceeded .75 percent of total assets.

ALLOWANCE FOR LOAN LOSSES
_________________________
Midlantic considers various factors in determining the appropriate level of the allowance for loan losses ("ALL"), including an assessment of the financial condition of individual borrowers, a determination of the value and adequacy of underlying collateral (based on appraisals, where appropriate or required), the composition and balance of the credit portfolio, a review of historical loss experience and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the condition of the national and regional economies and the level and trend of interest rates are also considered. Beginning in 1995, the recognition of impaired loans and specific allowances that must be determined for such loans are also factored into the Corporation's determination of an adequate ALL (see "Notes to Financial Statements - Accounting for loan impairment"). Additions to the ALL are made through provisions charged against current operations and through any recoveries on loans previously charged off. Midlantic's ALL amounted to 4.10 percent and 4.23 percent of total loans, net of unearned income, at March 31, 1995 and December 31, 1994, respectively. At March 31, 1995, the ratio of the ALL to nonaccrual loans was 218 percent compared with 191 percent at December 31, 1994.

In connection with the Corporation's bulk sale of distressed real estate assets, during the first three months of 1994, $8 million was charged-off on loans that had been designated during this period as held for accelerated disposition.

Midlantic's net charge-offs of $14 million for the first three months of 1995 compares to $13 million for the corresponding period of 1994 (which does not include the above-mentioned charge-offs on loans sold in bulk sales transactions). Net charge-offs as a percent of average loans, on an annualized basis, amounted to .69 percent, as compared with .64 percent for the first three months of 1994 and .80 percent for the year ended December 31, 1994. Net charge-offs in 1995 principally reflected net losses incurred on commercial and financial loans ($9 million, of which $7 million represented factoring receivables), loans to individuals ($3 million) and commercial real estate loans ($2 million).

As part of its process to assess credit quality, Midlantic utilizes a risk rating system to analyze its loans. The risk rating system monitors the risk trends in Midlantic's loan portfolio and assists in establishing an adequate ALL. The rating system assigns a separate numerical rating to each credit based upon an assessment of the inherent degree of risk. Regular audits and reviews by employees independent of the lending function test the risk ratings, the integrity of the loan management information system and the adherence to credit policies and procedures. Reviews are also conducted to test portfolio, industry and borrower risk trends.

Midlantic considers its ALL as of March 31, 1995 to be adequate based upon the size and risk characteristics of the credit portfolio outstanding at that date, including the uncertainties that prevail in the economy, most notably in the real estate market. Management believes that provisioning levels in the near-term will remain low.










      21 1of2
INVESTMENT SECURITIES
_____________________
In the first quarter of 1994, Midlantic adopted FAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". FAS No. 115 established the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities (see "Notes to Consolidated Financial Statements - Accounting for investments in debt and equity securities").

At March 31, 1995, investment securities totalled $3.3 billion, up $533 million or 19 percent from the $2.8 billion recorded at December 31, 1994.
The investment securities portfolio at March 31, 1995 included $2.5 billion of held-to-maturity securities, $778 million of available-for-sale ("AFS") securities and $9 million of trading securities. On March 31, 1995, Midlantic recorded, as a component of shareholders' equity, an unrealized holding loss on AFS securities of $3.2 million, compared to a $3.1 million net holding loss recorded at the end of 1994. Upon adoption of FAS No. 115 in the first quarter of 1994, Midlantic had recorded a $1.9 million gain on AFS securities. Increasing interest rates (which leveled somewhat during the first quarter of 1995), particularly on U.S. government securities, resulted in the unrealized holding losses.

Net unrealized depreciation on Midlantic's held-to-maturity securities portfolio, amounted to $25.1 million at March 31, 1995, comprised of gross unrealized losses of $42.9 million and gross unrealized gains of $17.8 million (see Table V). At December 31, 1994, net unrealized depreciation on the Corporation's held-to-maturity portfolio amounted to $89.7 million, comprised of gross unrealized losses of $90.7 million and gross unrealized gains of $974 thousand. The unrealized depreciation on the held-to-maturity portfolio in management's judgment is a temporary decline caused by the rise in market interest rates. In light of management's intention to hold these securities to maturity, such depreciation is not expected to permanently affect the ultimate amount realizable on these securities at maturity.

At March 31, 1995, the held-to-maturity securities portfolio was primarily comprised of $851 million of federal agency mortgage-backed securities (with a weighted average maturity of less than six years) and $1.6 billion of U.S. Treasury securities with a remaining average maturity of approximately 2.4 years. The AFS securities portfolio consisted of $719 million of U.S. Treasury obligations with a remaining average maturity of approximately 1.5 years and debt, equity and state and municipal securities totalling $59 million.


MONEY MARKET INVESTMENTS
________________________
The Corporation presently invests a sizable portion of its available funds in short-term money market investments, including federal funds sold, term federal funds sold, interest-bearing deposits in other banks, reverse repurchase agreements and commercial paper. At March 31, 1995, money market investments totalled $956 million or 7.7 percent of total interest-earning assets compared with $1.1 billion or 9.2 percent of interest-earning assets at year-end 1994. Midlantic anticipates that over time a portion of these liquid assets will be utilized to fund loan demand and other longer-term investments.









      21 2of2

INTEREST SENSITIVITY MANAGEMENT
_______________________________
Interest rate risk refers to the periodic and cumulative exposure from changes in interest rates on earnings and capital. While Midlantic, like any financial institution, will typically incur some amount of interest rate risk in the normal course of providing services to its borrowing customers and depositors, the Corporation's policy is to protect its earnings and capital from undue exposure to volatile interest rates. Midlantic's Asset-Liability Committee ("ALCO") assesses the degree of this risk by simulating the Corporation's earnings under various alternative balance sheet structures and under a variety of interest rate scenarios. The amount of such risk as so determined is typically maintained at a manageable percentage of net interest income and capital, as set by policy.

Earnings exposure to interest rates arises from a variety of factors, a primary source being any mismatches in the maturity and repricing distribution of the Corporation's assets and liabilities, including hedging positions created by interest rate swaps (subsequently discussed in this section). For example, at any point in time, if more of the Corporation's outstanding assets are scheduled to mature or to reprice earlier than its liabilities, the Corporation's earnings may be vulnerable to a decline in the general level of interest rates because in this circumstance the Corporation's asset yields would decline sooner than its funding costs. Conversely, if more of the Corporation's liabilities reprice or mature earlier than its assets, earnings may be exposed to an increase in the general level of interest rates since funding costs would tend to rise before asset yields. This type of risk is approximately illustrated in the "static gap" model which calculates the excess of assets or liabilities (including interest rate swaps) outstanding at March 31, 1995, that are due to mature, to be repriced, or assumed to be repriced in various time intervals. On March 31, 1995, Midlantic estimated that slightly more liabilities than assets were repricing or maturing during the subsequent one year period. This estimate includes certain assumptions about the timing of rate changes on liabilities without stated maturities and the effect on NII of changing levels of noninterest-bearing funding such as demand deposit balances. The actual or assumed amount of liabilities in excess of assets subject to maturing or repricing within one year of March 31, 1995 was approximately $100 million, an amount which management believes would result in a negligible change in NII if interest rates were to rise or fall by amounts similar to recent years. On the other hand, greater market interest rate volatility would tend to have a more significant impact on prospective NII. Midlantic manages its interest sensitivity position with the objective of avoiding material mismatching of the amounts of assets and liabilities subject to rate changes within each significant time interval.

In order to maintain earnings and capital exposure to interest rate changes within prudent bounds, Midlantic utilizes interest rate swaps to hedge existing balance sheet items that have a high degree of inverse rate correlation to the swap. Most of the interest rate swaps outstanding as of March 31, 1995 entitled Midlantic to receive or pay a fixed rate of interest to the final maturity of each swap in exchange for a variable rate of interest, which is reset quarterly and generally tied to the three month LIBOR (an internationally recognized interest rate index). At March 31, 1995, Midlantic also held $300 million (notional value) of interest-rate swaps for which it pays an interest rate tied to the prime rate and receives LIBOR.
Such swaps are utilized as hedges against the risk that funding costs might rise faster than the prime rate on the underlying hedged prime rate-based commercial mortgage loans. Midlantic did not hold any interest rate swap contracts for trading purposes.

INTEREST RATE SWAPS
MARCH 31, 1995
                                         Weighted   Weighted    Net Exchange
                                          Average    Average            Rate
                                 Notional   Fixed   Variable       Favorable
(In millions)                     Amounts    Rate       Rate    (Unfavorable)
____________________________________________________________________________
Receive a fixed rate of interest
   Hedging commercial and
    financial loans                $1,325   5.92%      6.23%            (.31)%
   Hedging construction and
    development loans                  25   5.39       6.38             (.99)
   Hedging long-term
    commercial mortgage loans         300   5.83       6.29             (.46)
   Hedging retail certificates
    of deposit                        725   5.64       6.32             (.68)
   Hedging money market
    investments                       200   7.23       6.25              .98
Pay a fixed rate
  of interest (all hedging
   U.S. government agency
   securities)                        599   4.68       6.28             1.60
Receive and pay a
  variable rate of
  interest (all hedging               300    N/A       5.25  (receive)}
  long-term commercial                                 6.46  (pay)    }(1.21)
  mortgage loans)
                                   ======   ====       ====             ====

The notional amounts listed in the above table represent the base on which interest due each counterparty is calculated. The notional amounts do not represent amounts actually exchanged by the counterparties and are therefore not recorded on the balance sheet. At March 31, 1995, Midlantic did not have any interest rate swaps tied other than to a fixed rate, LIBOR or the prime rate, nor did the Corporation maintain or utilize, at that time, any exchange traded futures contracts, options or other exchange traded off-balance sheet derivative financial instruments. At that date, Midlantic did not engage in any swap transactions as an intermediary, although the Corporation may decide to do so in the future if customer demand warrants. Midlantic is not a party to any leveraged derivative contract.

INTEREST RATE SWAP CONTRACTS-ACTIVITY DURING 1995
(In millions)
________________________________________________________________________
Notional amount of interest rate
 swaps at December 31, 1994                                       $3,449
New swaps (all receiving a fixed interest rate)                      425
Matured swaps (all receiving a fixed interest rate)                  400
                                                                  ______
Notional amount of interest rate
 swaps at March 31, 1995                                          $3,474
                                                                  ======

Credit risk associated with interest rate swap contracts arises from the potential for a counterparty to default on its obligations. Midlantic attempts to limit credit risk by transacting only with the most creditworthy counterparties. All counterparties to contracts in place as of March 31, 1995 were associated with organizations having securities rated as investment grade by independent rating agencies.




<PAGE<24> 1of2

As of March 31, 1995, the estimated credit exposure associated with interest rate swap contracts was approximately $32 million representing those swaps that show a positive (favorable) mark-to-market position. Management believes that the swap contracts it had in place as of March 31, 1995 have been effective tools in the control of interest rate risk.

The following table describes the direct impact of interest rate swaps on NII. During the periods indicated, Midlantic used such swaps exclusively as one of several tools to manage interest rate risk. Any net benefit from these interest rate contracts is intended as an offset to changing levels of NII related to specific assets or liabilities on the Corporation's balance sheet. Therefore, the net interest income from swap contracts alone (see table below) is not indicative of the effectiveness of the hedged position as a whole.


IMPACT OF INTEREST RATE SWAPS ON NET INTEREST INCOME

                                                    THREE MONTHS ENDED
                                                        MARCH 31
                                                  Favorable (Unfavorable)
(In thousands)                                 1995                    1994
___________________________________________________________________________
Interest income                             $   107                 $ 8,115
Interest expense                             (1,069)                  6,146
                                            -------                 -------
  Net interest income                       $  (962)                $14,261
                                            =======                 =======


MATURITY DISTRIBUTION AND SUMMARY OF FAIR VALUES
OF SWAP CONTRACTS IN PLACE AS OF
MARCH 31, 1995
                                                  Notional Amounts
                                  __________________________________________
                                     Receive      Pay    Receive and
(In millions)                         Fixed     Fixed   Pay Variable    Total
_____________________________________________________________________________
1995 - Second and third quarter    $     --   $    --        $    --  $    --
1995 - Fourth quarter                 1,000        --             --    1,000
1996                                    900        --            300    1,200
1997                                    250       599             --      849
1998 and after                          425        --             --      425
                                   --------   -------        -------  -------
Total interest rate swaps          $  2,575   $   599        $   300  $ 3,474
                                   ========   =======        =======  =======

FAIR VALUE OF INTEREST RATE SWAPS
(In thousands)
_____________________________________________________________________________
  Contracts with a positive
    mark-to-market position        $    563   $31,012        $    --  $31,575
  Contracts with a negative
    mark-to-market position         (26,755)       --         (3,063) (29,818)
                                   --------   -------        -------  -------
Net fair value of interest
    rate swaps                     $(26,192)  $31,012        $(3,063) $ 1,757
                                   ========   =======        =======  =======





      24 2of2
LIQUIDITY
_________
GENERAL
Liquidity represents the Corporation's ability to efficiently fulfill its funding obligations at reasonable cost. Through its ALCO, Midlantic addresses the liquidity requirements of its holding company and its major subsidiaries on both a short-term and long-term basis using a variety of operating scenarios that take into account the effect of both quantitative and qualitative influences. These influences include national and regional economic conditions, the interest rate environment, loan quality, unfunded commitments, projections of deposit and loan growth and key ratio analyses.
On a longer-term basis, liquidity is projected using investment and funding alternatives that take into consideration the Corporation's strategic objectives.

















































      25 1of2

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

To fund possible future growth in loans and other longer-term interest-earning assets, Midlantic expects to first utilize a major portion of its money market investments and proceeds from scheduled loan payments. Liquidity may also be generated by the possible sale or securitization of existing assets as well as through increases in core deposits to the extent available.


LIQUIDITY RATIOS

                                       MARCH 31   December 31      March 31
                                           1995          1994          1994
___________________________________________________________________________
Liquidity ratio (1)                       31.75%        30.72%        28.60%
Funding ratio (2)                         (2.52)        (7.77)       (11.87)
Total loans, net of unearned
 income, as a % of total deposits         77.16         76.40         74.87
Core deposits as a % of total
 loans, net of unearned income           122.70        125.29        128.93
Unfunded loan commitments as a
 % of loans outstanding                   32.49         33.00         32.29
                                       ========       =======        ======
(1) Ratio of net short-term assets to net funding liabilities.
(2) Total purchased funds less investment securities due in one year and money market investments as a percent of investment securities due in more than one year and total loans, net of unearned income.


At both March 31, 1995 and December 31, 1994, Midlantic had unfunded loan commitments outstanding of $2.7 billion. Takedowns on commitments have been occurring during the normal course of business at levels that have not adversely affected the Corporation's liquidity.


PARENT COMPANY
MC requires sources of funds to meet contractual obligations, including servicing long-term debt, and cash dividend payments on the Corporation's preferred and common stock.

MC's liquidity (cash on hand, money market investments and available-for-sale securities), which is managed in conjunction with the short-term resources of the Corporation's nonbank subsidiaries, was in excess of $300 million at March 31, 1995. A portion of MC's liquid assets will be used to fund the Corporation's repurchase of up to five million of its common shares. See "Recent Activities of the Corporation (1994 and 1995)". Ongoing parent company operating and interest expenses and dividends are expected to be fully funded from dividend payments and management fees from MB.








      25 2of2

CAPITAL ADEQUACY
________________
Midlantic places a high priority on maintaining levels of capital that exceed minimum bank regulatory guidelines and position the organization to compete effectively in its market areas.

In recent years, in addition to the retention of earnings, Midlantic has increased its capital through a variety of actions, including common stock offerings in August 1992 and May 1993. As a result, the Corporation's capital ratios, as well as the capital ratios of MB and its predecessors, MNB and CB, have significantly increased. Federal bank regulators utilize risk-based and leverage ratios to assess capital adequacy. As of March 31, 1995, Midlantic reported a tier 1 risk-based capital ratio of 13.58 percent, a total risk-based capital ratio (tier 1 plus tier 2 capital) of 17.77 percent and a leverage ratio of 9.43 percent. These ratios compare with minimum regulatory guidelines of 4.00 percent for tier 1, 8.00 percent for total capital and 3.00 percent for leverage.

As of March 31, 1995, MB had a tier 1 risk-based capital ratio of 14.17 percent and a total risk-based capital ratio of 15.45 percent. MB's leverage ratio as of March 31, 1995 was 10.04 percent.


CAPITAL RATIOS

                    MARCH 31     Dec. 31      Sept. 30    June 30    March 31
                        1995        1994          1994       1994        1994
_____________________________________________________________________________
Tier 1 risk-based
  Midlantic            13.58%      13.07%        12.01%     10.85%       9.95%
  MB                   14.17       14.12         13.20      12.34       11.54
Total risk-based
  Midlantic            17.77       17.22         16.10      14.87       13.98
  MB                   15.45       15.40         14.48      13.62       12.82
Leverage
  Midlantic             9.43        9.43          8.87       8.17        7.35
  MB                   10.04       10.39          9.94       9.27        8.52
                       _____       _____         _____      _____       _____

In April 1994, the Corporation's Board approved a quarterly cash dividend on Midlantic's common stock of $.10 per common share. Subsequently, in July 1994 and October 1994, the Corporation's Board declared quarterly cash dividends of $.13 and $.17 per common share, respectively. In 1995, quarterly cash dividends declared on Midlantic's common stock continued to increase to $.22 (declared in January) and $.32 (declared in April). See "Recent Activities of the Corporation (1994 and 1995)."


As mentioned in "Recent Activities of the Corporation (1994 and 1995)", Midlantic announced in April 1995, that its Board authorized repurchase of up to five million shares of its common stock.

LINE OF BUSINESS RESULTS
________________________
Midlantic is organized and managed along its major lines of business:
Commercial, Retail Banking and Trust and Financial Management Services. The Corporation separately accounts for these activities in order to facilitate management's analysis of performance by defined business lines. Unlike financial accounting, which has been formalized by generally accepted accounting principles as set by recognized rulemaking bodies, cost and revenue allocations used to develop business line results are less standardized. The methodologies employed for these allocations are part of an evolving process and are under periodic review for changing circumstances. A summary of operating results for the three months ended March 31, 1995 and 1994 by major business line is presented in the "Line of Business Results" table on the following page.

Midlantic defines its major business lines as follows:

Commercial:           Responsible for managing relationships with commercial
                      businesses, real estate developers and financial institutions. Services delivered to this market segment include credit-based products such as secured and unsecured loans, commercial real estate financing, asset-based finance and factoring, as well as cash management and account information services, trade finance and foreign exchange.

Retail Banking:       Responsible for delivering products and services to the
                      consumer, community and small business market segments including home finance, auto finance and other lending products as well as deposit and other investment services.

Trust and Financial
Management Services:  Responsible for delivering personal and corporate trust services to the wealth, affluent and business markets. Provides asset management services for corporate benefit plans, acts as manager for the Compass Mutual Funds (Midlantic's proprietary mutual fund family) and manages Midlantic Securities Corp., a subsidiary engaged in discount brokerage services.

All Other Activities: Income and expenses associated with the Corporation's investment portfolio and money market investments plus unallocated revenues and expenses.


Corporate overhead, processing and support costs are allocated to each business line. A matched maturity transfer pricing system is used to allocate interest income and interest expense. The loan loss provision and allowance for loan losses are allocated based on the level of outstandings, evaluations of certain loan portfolios within the business line, credit loss experience and other factors. Shareholders' equity is allocated based on levels of fixed cost, perceived levels of risk within the business lines asset mix and other factors.









      28 1of2

LINE OF BUSINESS RESULTS
                                THREE MONTHS ENDED               Three Months Ended
                                  MARCH 31, 1995                   March 31, 1994
                              NET      AVERAGE                 Net      Average
(In thousands)             INCOME       ASSETS     ROA      Income       Assets     ROA
_______________________________________________________________________________________
Commercial                $13,729  $ 4,885,784    1.14%    $ 9,114  $ 5,660,789     .65%
Retail Banking             30,261    4,194,316    2.93      17,746    3,931,435    1.83
Trust and Financial
 Management Services        1,709       33,218     N/M       2,409       35,958     N/M
All Other Activities        7,625    4,012,738     .77      (3,648)*  4,212,634    (.35)
FAS #109 Tax Benefits          --           --      --      20,204           --      --
                          -------  -----------    ----     -------  -----------    ----
Total                     $53,324  $13,126,056    1.65%    $45,825  $13,840,816    1.34%
                          =======  ===========    ====     =======  ===========    ====

ROA - Return on average assets (net income as a percent of average assets) N/M - Not Meaningful
* - Includes a $7.528 million charge representing the cumulative effect of the change in accounting for postemployment benefits.

Comments regarding the 1995 results follow.

Commercial
__________
Commercial loans on average decreased by $775 million or 13.7 percent from first quarter 1994 to first quarter 1995. This decline primarily reflects the bulk sales of real estate assets and other actions by management to reduce problem assets along with the runoff of construction loan outstandings and modest demand for new lending, although in recent months such demand appears to be increasing. Absent the decline in loan balances due to continuing asset quality improvement efforts, commercial loans would have reflected a small increase similar to Midlantic's regional peers. Most loan originations have been with customers in the Corporation's market area (Midlantic has generally not originated or purchased loans from borrowers located outside its market). During the first quarter of 1995, MB signed an agreement with Morgan Guaranty Trust Company of New York ("Morgan") to provide long-term commercial mortgage financing to Midlantic's clients. Under the terms of the agreement, MB will originate and service commercial mortgage loans, which Morgan will package, securitize and sell to investors.

While average volume declined during the past year, the $4.6 million or 50.1 percent rise in net income reflected the favorable impact on prime-based loans of the increase in market interest rates together with the Corporation's continuing efforts to control operating expenses.

Retail Banking
______________
In addition to loans and other consumer-related interest-earning assets, the Retail Banking group is credited with interest income on deposit funding it generates but which is employed by other business lines. Therefore, part of the income credited to the consumer business line is not related to the average asset base it specifically manages. Consequently, the ROA calculated in the table above is high relative to the commercial business lines which employ some of the funding generated by the consumer group. An adjusted ROA to include all Retail Banking assets plus the funding it generates for other business lines amounted to 1.14 percent in 1995 as compared to .62 percent in the first quarter of 1994.

      28 2of2

Average consumer loans increased by $263 million or 6.7 percent from first quarter 1994 reflecting increasing penetration of Midlantic's targeted retail markets. Efforts to raise consumer deposits in recent periods have focused on relationship customers (customers who receive more than one bank service) and Midlantic believes that this effort is beginning to succeed.

























































<PAGE<29
Trust and Financial Management Services
_______________________________________
Assets under management at March 31, 1995 amounted to $11.4 billion at market values. Revenues in this business line are derived from estate management fees, investment advisory fees and service fees such as those generated by discount brokerage activities. The decline in net income for the three months ended March 31, 1995 reflected higher salary and benefits (primarily commissions) paid to sales personnel to promote mutual fund and annuity sales.

All Other Activities
____________________
The bulk of the assets in this group are associated with the money market and investment securities portfolios.

                    MIDLANTIC CORPORATION AND SUBSIDIARIES


                            STATISTICAL TABLES TO
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                     OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS

                             Midlantic Corporation and Subsidiaries
             TABLE I - ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX-EQUIVALENT BASIS)
                                     (In thousands)
FOR THE THREE MONTHS
ENDED MARCH 31, 1995 VS. 1994                          VOLUME(a)        RATE(a)(b)   TOTAL
                                                      _______        _______       _______
INTEREST-EARNING ASSETS
  Interest-bearing deposits
    in other banks                                    $(3,985)       $ 2,211       $(1,774)
  Other short-term investments                         (5,993)         5,618          (375)
  Investment securities (c)                             8,414         14,985        23,399
  Commercial and financial loans(d)(e)(f)              (1,321)         8,397         7,076
  Real estate loans(d)(e)(f)                           (8,640)         8,454          (186)
  Loans to individuals(d)(e)(f)                         3,787          3,179         6,966
                                                      _______        _______       _______
    Total interest-earning assets                      (7,738)        42,844        35,106
                                                      _______        _______       _______
INTEREST-BEARING SOURCES OF FUNDS USED TO
  FINANCE INTEREST-EARNING ASSETS
  Domestic savings and time deposits                   (4,504)        16,067        11,563
  Overseas branch deposits                                 15             61            76
  Short-term borrowings                                (1,227)         3,898         2,671
  Long-term debt                                          (82)             9           (73)
                                                      _______        _______       _______
    Total interest-bearing sources
      of funds used to finance
      interest-earning assets                          (5,798)        20,035        14,237
                                                      _______        _______       _______
CHANGE IN NET INTEREST INCOME                         $(1,940)       $22,809       $20,869
                                                      =======        =======       =======

(a) The changes which cannot be attributed solely to changes in the balances (volume) or to changes in the rates are allocated to these categories on the basis of their respective percentage changes.
(b) Includes the effect of interest rate swap positions.
(c) Includes a net increase of $1.022 million adjusted to a tax-equivalent basis, using a 35 percent federal income tax rate.
(d) Includes a net increase of $1.838 million adjusted to a tax-equivalent basis, using a
    35 percent federal income tax rate.
(e) Includes income from loan fees which is not significant.
(f) Includes nonaccrual loans.


















      32 1of2

                          Midlantic Corporation and Subsidiaries
                TABLE II - COMPARATIVE CONSOLIDATED AVERAGE BALANCE SHEET
                        WITH RESULTANT INTEREST AND AVERAGE RATES
                                    (In thousands)
FOR THE THREE MONTHS ENDED                MARCH 31, 1995                 MARCH 31  1994
                                 _____________________________  ______________________________
                                     AVERAGE           AVERAGE      AVERAGE            AVERAGE
                                     BALANCE   INTEREST   RATE      BALANCE   INTEREST    RATE
                                 ___________   ________   ____  ___________   ________    ____
ASSETS
 Interest-earning assets
  Interest-bearing deposits      $   221,408   $  3,190   5.84% $   568,474   $  4,964    3.54%
  Other short-term investments       631,729      9,422   6.05    1,194,109      9,797    3.33

  U.S. Treasury securities         2,130,952     33,202   6.32    1,260,779     12,056    3.88
  Obligations of U.S.
   government agencies               862,611     15,413   7.25    1,041,042     14,533    5.66
  Obligations of states and
   political subdivisions(1)          24,847        538   8.78       14,372        269    7.59
  Other securities                    61,898      2,042  13.38       69,410        938    5.48
                                 ___________   ________   ____  ___________   ________    ____
   Total investment securities     3,080,308     51,195   6.74    2,385,603     27,796    4.73
                                 ___________   ________   ____  ___________   ________    ____
  Commercial and financial loans   2,944,773     66,113   9.11    3,010,851     59,037    7.95
  Real estate loans                2,657,558     58,257   8.89    3,082,140     58,443    7.69
  Loans to individuals             2,497,547     52,679   8.55    2,312,681     45,713    8.02
                                 ___________   ________   ____  ___________   ________    ____
   Total loans(1)(2)(3)(4)         8,099,878    177,049   8.86    8,405,672    163,193    7.87
                                 ___________   ________   ____  ___________   ________    ____
   Total interest-earning
     assets                       12,033,323    240,856   8.12   12,553,858    205,750    6.65
                                 ___________   ________   ____  ___________   ________    ____
 Noninterest-earning assets
  Cash and due from banks            749,747                        773,911
  Other assets                       693,729                        914,794
  Allowance for loan losses         (350,743)                      (401,747)
                                 ___________                    ___________
   Total noninterest-earning
    assets                         1,092,733                      1,286,958
                                 ___________                    ___________
Total assets                     $13,126,056                    $13,840,816
                                 ___________                    ___________
LIABILITIES AND SHAREHOLDERS'
  EQUITY
 Interest-bearing liabilities
  Domestic savings and time
   deposits                      $ 8,005,391     65,236   3.30  $ 8,671,784     53,673    2.51
  Overseas branch deposits            11,380        151   5.38        9,696         75    3.14
  Short-term borrowings              573,611      7,914   5.60      717,393      5,243    2.96
  Long-term debt                     372,987      8,587   9.34      376,563      8,660    9.33
                                 ___________   ________   ____  ___________   ________    ____
   Total interest-bearing
    liabilities                    8,963,369     81,888   3.71    9,775,436     67,651    2.81
                                 ___________   ________   ____  ___________   ________    ____






      32 2of2

 Noninterest-bearing liabilities
   and shareholders' equity
  Demand deposits                  2,598,011                      2,774,197
  Other liabilities                  170,567                        147,802
                                 ___________                    ___________
Total noninterest-bearing
      liabilities                  2,768,578                      2,921,999
                                 ___________                    ___________
  Shareholders' equity             1,394,109                      1,143,381
                                 ___________                    ___________
Total liabilities and
 shareholders' equity            $13,126,056                    $13,840,816
                                 ___________                    ___________
NET INTEREST INCOME                            $158,968                       $138,099
                                               ========                       ========
INTEREST INCOME AS A % OF
 AVERAGE INTEREST-EARNING ASSETS                          8.12%                           6.65%
                                                          ====                            ====
INTEREST EXPENSE AS A % OF
 AVERAGE INTEREST-EARNING ASSETS                          2.76%                           2.19%
                                                          ====                            ====
NET INTEREST MARGIN (5)                                   5.36%                           4.46%
                                                          ====                            ====

See Notes to Comparative Consolidated Average Balance Sheet with Resultant Interest and
Average Rates.




































Midlantic Corporation and Subsidiaries
NOTES TO COMPARATIVE CONSOLIDATED AVERAGE BALANCE SHEET
WITH RESULTANT INTEREST AND AVERAGE RATES


(1) Interest income is reflected on a tax-equivalent basis using a 35 percent federal income tax rate.  The tax-equivalent adjustment for investment securities amounted to $1.113 million and $91 thousand for the three months ended March 31, 1995 and 1994, respectively.  The tax-equivalent adjustment for loans amounted to $2.549 million and $711 thousand for the three months ended March 31, 1995 and 1994, respectively.
(2) Includes loan fees.  Such income is not significant.
(3) Includes nonaccrual loans.
(4) Net of unearned income.
(5) Net interest margin is net interest income (on a tax-equivalent basis) as a percent of average interest-earning assets.  On an actual basis (not on a tax-equivalent basis) net interest margin was 5.23 percent and 4.44 percent for the three months ended March 31, 1995 and 1994, respectively.













































      34 1of2

                         Midlantic Corporation and Subsidiaries
         TABLE III - INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES
                      WITH RESULTANT INTEREST AND AVERAGE RATES
                                     (In thousands)

                                MARCH 31     DEC. 31     SEPT. 30      JUNE 30     MARCH 31
FOR THE THREE MONTHS ENDED          1995        1994         1994         1994         1994
                             ___________ ___________  ___________   __________  ___________
INTEREST-EARNING ASSETS
  Interest-bearing deposits
    Average balance          $   221,408 $   286,183  $   395,985  $   490,166  $   568,474
    Interest income                3,190       3,604        4,313        4,705        4,964
    Average rate                    5.84%       5.00%        4.32%        3.85%        3.54%
  Other short-term
   investments
    Average balance          $   631,729 $ 1,099,417  $ 1,375,525  $ 1,311,013  $ 1,194,109
    Interest income                9,422      14,167       15,583       12,723        9,797
    Average rate                    6.05%       5.11%        4.49%        3.89%        3.33%
  Investment securities
    Average balance          $ 3,080,308 $ 2,439,842  $ 2,052,276  $ 2,141,463  $ 2,385,603
    Interest income(1)            51,195      36,369       26,982       26,160       27,796
    Average rate(1)                6.74%        5.91%        5.22%        4.90%        4.73%
  Total loans
    Average balance          $ 8,099,878 $ 8,151,921  $ 8,317,699  $ 8,340,660  $ 8,405,672
    Interest income(1)           177,049     173,651      174,902      169,196      163,193
    Average rate(1)                8.86%        8.45%        8.34%        8.14%        7.87%
                             ___________ ___________  ___________   __________  ___________
    Total average interest-
     earning assets          $12,033,323 $11,977,363  $12,141,485  $12,283,302  $12,553,858
    Total interest income        240,856     227,791      221,780      212,784      205,750
    Total average rate on
     interest-earning assets        8.12%       7.55%        7.25%        6.95%        6.65%
                             =========== ===========  ===========   ==========  ===========
INTEREST-BEARING LIABILITIES
  Deposits
    Average balance          $ 8,016,771 $ 8,103,600  $ 8,257,766  $ 8,481,242  $ 8,681,480
    Interest expense              65,387      60,693       55,278       53,647       53,748
    Average rate                    3.31%       2.97%        2.66%        2.54%        2.51%
  Short-term borrowings
    Average balance          $   573,611 $   459,920  $   516,428  $   644,947  $   717,393
    Interest expense               7,914       5,222        5,084        5,579        5,243
    Average rate                    5.60%       4.50%        3.91%        3.47%        2.96%
  Long-term debt
    Average balance          $   372,987 $   373,000  $   373,000  $   374,483  $   376,563
    Interest expense               8,587       8,588        8,586        8,619        8,660
    Average rate                    9.34%       9.13%        9.13%        9.23%        9.33%
                             ___________ ___________  ___________   __________  ___________
    Total average interest-
     bearing liabilities     $ 8,963,369 $ 8,936,520  $ 9,147,194  $ 9,500,672  $ 9,775,436
    Total interest expense        81,888      74,503       68,948       67,845       67,651
    Total average rate on
     interest-bearing
      liabilities                   3.71%       3.31%        2.99%        2.86%        2.81%
                             =========== ===========  ===========   ==========  ===========
NET INTEREST INCOME          $   158,968 $   153,288  $   152,832  $   144,939  $   138,099
                             =========== ===========  ===========   ==========  ===========
NET INTERET MARGIN(2)               5.36%       5.08%        4.99%        4.73%        4.46%
                             =========== ===========  ===========   ==========  ===========


      34 2of2

(1) Interest income is presented on a tax-equivalent basis.  The tax-equivalent adjustment for investment securities using a 35 percent federal income tax rate amounted to
    $1.113 million, $150 thousand, $100 thousand, $79 thousand, and $91 thousand for the quarters ended March 31, 1995, December 31, 1994, September 30, 1994, June 30, 1994
    and March 31, 1994, respectively.  For each of those same periods, the tax-equivalent adjustment for loans amounted to $2.549 million, $2.215 million, $618 thousand,
    $657 thousand and $711 thousand, respectively.
(2) Net interest margin on an actual basis (not on a tax-equivalent basis) amounted to 5.23 percent, 5.00 percent, 4.97 percent, 4.71 percent and 4.44 percent for the quarters ended March 31, 1995, December 31, 1994, September 30, 1994,
    June 30, 1994 and March 31, 1994, respectively.

                         Midlantic Corporation and Subsidiaries
            TABLE IV - AVERAGE FUNDING SOURCES - BALANCES AND RATES PAID
                                 (In thousands)


                                MARCH 31      DEC. 31      SEPT. 30      JUNE 30     MARCH 31
FOR THE THREE MONTHS ENDED          1995         1994          1994         1994         1994
                             ___________  ___________   ___________  ___________  ___________
AVERAGE BALANCES
DEPOSITS
 Noninterest-bearing demand  $ 2,598,011  $ 2,680,786   $ 2,695,792  $ 2,666,221  $ 2,774,197
 Interest-bearing demand       1,308,677    1,346,315     1,364,251    1,391,793    1,413,953
 Savings                       1,641,782    1,652,802     1,681,768    1,659,882    1,602,128
 Retail money market
  accounts                     1,865,454    1,961,889     2,058,531    2,128,083    2,195,337
 CDs over $100,000               492,974      533,295       455,249      391,517      400,235
 Other time                    2,696,504    2,595,063     2,685,757    2,897,013    3,060,131
 Overseas branch deposits         11,380       14,236        12,210       12,954        9,696
                             ___________  ___________   ___________  ___________  ___________
   Total average deposits    $10,614,782  $10,784,386   $10,953,558  $11,147,463  $11,455,677
                             ===========  ===========   ===========  ===========  ===========
SHORT-TERM BORROWINGS
 Federal funds purchased     $    43,204  $    39,718   $    30,480  $    35,962  $    35,672
 Repurchase agreements           503,171      395,862       461,536      580,362      653,096
 Other short-term
  borrowings                      27,236       24,340        24,412       28,623       28,625
                             ___________  ___________   ___________  ___________  ___________
   Total average short-term
    borrowings               $   573,611  $   459,920   $   516,428  $   644,947  $   717,393
                             ===========  ===========   ===========  ===========  ===========
LONG-TERM DEBT               $   372,987  $   373,000   $   373,000  $   374,483  $   376,563
                             ===========  ===========   ===========  ===========  ===========
AVERAGE RATES
DEPOSITS
 Interest-bearing demand            1.24%        1.21%         1.17%        1.14%        1.20%
 Savings                            2.21         2.18          2.07         2.05         2.07
 Retail money market
  accounts                          3.06         2.81          2.52         2.39         2.35
 CDs over $100,000                  5.18         4.64          4.14         3.87         3.64
 Other time                         4.80         4.16          3.62         3.41         3.31
 Overseas branch deposits           5.38         4.40          4.03         3.53         3.14
                             ___________  ___________   ___________  ___________  ___________
   Total average rate
    paid on deposits                3.31%        2.97%         2.66%        2.54%        2.51%
                             ===========  ===========   ===========  ===========  ===========
SHORT-TERM BORROWINGS
 Federal funds purchased            5.84%        5.12%         4.52%        3.86%        3.16%
 Repurchase agreements              5.57         4.41          3.86         3.44         2.94
 Other short-term
  borrowings                        5.61         5.02          4.10         3.62         3.30
                             ___________  ___________   ___________  ___________  ___________
   Total average rate paid
    on short-term borrowings        5.60%        4.50%         3.91%        3.47%        2.96%
                             ===========  ===========   ===========  ===========  ===========
LONG-TERM DEBT                      9.34%        9.13%         9.13%        9.23%        9.33%
                             ===========  ===========   ===========  ===========  ===========

                             Midlantic Corporation and Subsidiaries
                TABLE V - INVESTMENT SECURITIES - CARRYING AND FAIR VALUES
                               AND GROSS UNREALIZED GAINS AND LOSSES
                                          MARCH 31, 1995
                                          (In thousands)

                                                        GROSS       GROSS
                                      AMORTIZED    UNREALIZED  UNREALIZED          FAIR
HELD-TO-MATURITY                           COST         GAINS      LOSSES         VALUE
                                     __________       _______    ________    __________
United States Treasury securities    $1,621,538       $15,749    $ (9,440)   $1,627,847
Obligations of United States
  government agencies                   851,490         1,856     (33,376)      819,970
Obligations of states and political
  subdivisions                           22,238            57         (23)       22,272
Other securities                          7,118           146         (95)        7,169
                                     __________       _______    ________    __________
                                     $2,502,384       $17,808    $(42,934)   $2,477,258
                                     ==========       =======    ========    ==========

                                                        GROSS       GROSS
                                      AMORTIZED    UNREALIZED  UNREALIZED          FAIR
AVAILABLE-FOR-SALE                         COST         GAINS      LOSSES         VALUE
                                     __________       _______    ________    __________
United States Treasury securities    $  714,528        $4,422    $    (64)   $  718,886
Obligations of states and political
  subdivisions                            6,280            --        (424)        5,856
Other securities                         62,295           250      (9,419)       53,126
                                     __________       _______    ________    __________
                                     $  783,103        $4,672    $ (9,907)   $  777,868
                                     ==========       =======    ========    ==========





              TABLE VI - INVESTMENT SECURITIES - GROSS REALIZED GAINS AND LOSSES*
                                    (In thousands)
                                                          THREE MONTHS ENDED
                                                                MARCH 31
                                                            1995*       1994
                                                         _______      ______
Gross realized investment
  securities gains                                       $    --      $1,263
Gross realized investment
  securities losses                                           --          --
                                                         _______      ______
Investment securities gains                              $    --      $1,263
                                                         =======      ======

* Represents gains/losses on available-for-sale securities.

                               Midlantic Corporation and Subsidiaries
                                          TABLE VII - LOANS
                                            (In thousands)

                                   MARCH 31      DEC. 31     SEPT. 30     JUNE 30     MARCH 31
                                       1995         1994         1994        1994         1994
                                 __________   __________   __________  __________   __________
Commercial and financial loans   $3,060,195   $3,018,972   $3,041,452  $3,176,688   $3,155,468
Real estate
  Construction and development      510,335      598,232      589,695     697,014      802,941
  Long-term commercial
   mortgage                       1,611,088    1,575,685    1,593,468   1,607,327    1,651,409
  Long-term 1-4 family
   residential                      527,671      544,428      542,653     555,883      566,278
Loans to individuals              2,666,960    2,663,908    2,608,270   2,524,202    2,457,718
                                 __________   __________   __________  __________   __________
  Total loans                     8,376,249    8,401,225    8,375,538   8,561,114    8,633,814
Less: unearned income               153,362      144,850      144,257     141,794      138,777
                                 __________   __________   __________  __________   __________
  Total loans, net of
    unearned income              $8,222,887   $8,256,375   $8,231,281  $8,419,320   $8,495,037
                                 ==========   ==========   ==========  ==========   ==========


                           Midlantic Corporation and Subsidiaries
            TABLE VIII - CONSTRUCTION AND DEVELOPMENT LOANS - PROPERTY TYPE BY STATE
                                        (In thousands)

MARCH 31, 1995           NEW JERSEY   PENNSYLVANIA    NEW YORK    FLORIDA    OTHER     TOTAL
                           ________       ________     _______    _______  _______  ________
PORTFOLIO
 Office buildings          $ 50,558       $ 48,121     $14,000    $    --  $     1  $112,680
 Residential                 49,957         28,317          --      8,122    1,135    87,531
 Shopping centers            38,458         34,475          --         --       --    72,933
 Hotels/motels               16,913            230         231     12,950   20,464    50,788
 Land                        24,261         17,381       3,684      1,744    2,219    49,289
 Industrial/warehouse        28,324         11,159       6,945         --    1,176    47,604
 Other                       74,789          5,414       3,866         --    5,441    89,510
                           ________       ________     _______    _______  _______  ________
   Total                   $283,260       $145,097     $28,726    $22,816  $30,436  $510,335
                           ========       ========     =======    =======  =======  ========
NONACCRUAL SEGMENT
 Office buildings          $  1,025       $     --     $    --    $    --  $    --  $  1,025
 Residential                  2,881            338          --         --       --     3,219
 Shopping centers               872             --          60         --       --       932
 Hotels/motels                1,378             --          --         --       --     1,378
 Land                           332             --         448         --       --       780
 Industrial/warehouse            --             --          --         --       --        --
 Other                           --             --          --         --    2,150     2,150
                           ________       ________     _______    _______  _______  ________
   Total                   $  6,488       $    338     $   508    $    --  $ 2,150   $ 9,484
                           ========       ========     =======    =======  =======  ========
PERCENT OF NONACCRUAL
  TO PORTFOLIO                 2.29%           .23%       1.77%        --%    7.06%     1.86%
                           ========       ========     =======    =======  =======  ========

                              Midlantic Corporation and Subsidiaries
              TABLE IX - LONG-TERM COMMERCIAL MORTGAGE LOANS - PROPERTY TYPE BY STATE
                                        (In thousands)
MARCH 31, 1995          NEW JERSEY   PENNSYLVANIA   NEW YORK    FLORIDA    OTHER       TOTAL
                          ________       ________    _______    _______  _______  __________
PORTFOLIO
 Industrial/warehouse     $254,881       $156,541    $28,773    $    --  $ 7,732  $  447,927
 Office buildings          198,467        135,884      5,752         --    8,758     348,861
 Retail businesses         122,312         58,282      4,592         --      376     185,562
 Hospitals, medical
   centers and nursing
   homes                    87,255         34,425      1,000         --   15,823     138,503
 Apartment houses and
   other rental properties  84,379         41,733      1,126      1,381    7,667     136,286
 Shopping centers           37,023         53,456        606      4,000    9,771     104,856
 Automobile and truck
   sales                    51,565         15,275         84         --       --      66,924
 Hotels/motels              43,145          2,067      2,370         --       --      47,582
 Other                      76,074         45,312      2,603      7,160    3,438     134,587
                          ________       ________    _______    _______  _______  __________
  Total                   $955,101       $542,975    $46,906    $12,541  $53,565  $1,611,088
                          ========       ========    =======    =======  =======  ==========
NONACCRUAL SEGMENT
 Industrial/warehouse     $ 11,912       $  4,359    $   311    $    --  $    --  $   16,582
 Office buildings            3,191          1,657         --         --       --       4,848
 Retail businesses           5,028             --         70         --       --       5,098
 Hospitals, medical
   centers and nursing
   homes                        79          1,427         --         --       --       1,506
 Apartment houses and
   other rental
   properties               10,582          2,307         30         --       --      12,919
 Shopping centers            1,730            572         --         --       --       2,302
 Automobile and truck
   sales                     1,530            464         --         --       --       1,994
 Hotels/motels                 874          4,852         --         --       --       5,726
 Other                      12,533             66        519         --       --      13,118
                          ________       ________    _______    _______  _______  __________
  Total                   $ 47,459       $ 15,704    $   930    $    --  $    --  $   64,093
                          ========       ========    =======    =======  =======  ==========
PERCENT OF NONACCRUAL
  TO PORTFOLIO                4.97%          2.89%      1.98%        --%      --%       3.98%
                          ========       ========    =======    =======  =======  ==========

                          Midlantic Corporation and Subsidiaries
            TABLE X - SUMMARY OF LOAN LOSS EXPERIENCE/ALLOWANCE FOR LOAN LOSSES
                                       (In thousands)
                                     MARCH 31     DEC. 31    SEPT. 30     JUNE 30    MARCH 31
FOR THE THREE MONTHS ENDED               1995        1994        1994        1994        1994
                                     ________    ________    ________    ________    ________
Allowance at beginning of period     $349,520    $357,163    $373,345    $387,374    $400,311
Provision charged to operating
 expense                                1,500        (433)      4,785      10,827       8,156
Net charge-offs related to loans
 sold in bulk sales or transferred
 to "assets held for accelerated
 disposition"                              --          --          --          --       7,901

Loans charged off(1)
 Commercial and financial              12,673(2)   12,687      11,196      20,096      10,604
 Real estate
  Construction and development            107         101       7,856       4,415       4,421
  Long-term commercial mortgage         3,589         285       2,120       4,603       2,498
  Long-term 1-4 family residential        155          13         513         180         422
 Loans to individuals                   5,580       5,475       7,059       6,281       5,887
                                     ________    ________    ________    ________    ________
   Total loans charged off             22,104      18,561      28,744      35,575      23,832
                                     ________    ________    ________    ________    ________
Recoveries on loans(1)
 Commercial and financial               3,923       4,580       4,141       6,433       5,356
 Real estate
  Construction and development            989       3,931         932       1,255       2,029
  Long-term commercial mortgage           864         629         834         285         674
  Long-term 1-4 family residential          2           1           1           2           1
 Loans to individuals                   2,476       2,210       1,869       2,744       2,580
                                     ________    ________    ________    ________    ________
   Total recoveries on loans            8,254      11,351       7,777      10,719      10,640
                                     ________    ________    ________    ________    ________
    Net loans charged off              13,850       7,210      20,967      24,856      13,192
                                     ________    ________    ________    ________    ________
Allowance at end of period           $337,170    $349,520    $357,163    $373,345    $387,374
                                     ========    ========    ========    ========    ========

 (1) Excludes charge-offs and recoveries related to loans sold in bulk sales or transferred to
    "assets held for accelerated disposition."
 (2) Includes $7 million of charge-offs on factoring receivables.

                            Midlantic Corporation and Subsidiaries
                TABLE XI - NONACCRUAL LOANS, OTHER REAL ESTATE OWNED, NET,
                            RENEGOTIATED LOANS AND PAST DUE LOANS
                                         (In thousands)

                                  MARCH 31     DEC. 31     SEPT. 30     JUNE 30    MARCH 31
                                      1995        1994         1994        1994        1994
                                  ________    ________     ________    ________    ________
NONACCRUAL LOANS
  Commercial and financial        $ 68,431    $ 81,304     $ 90,716    $114,980    $127,799
  Real estate
    Construction and development     9,484      28,765       41,686      41,036      53,893
    Long-term mortgage              64,093      58,876       62,819      69,536      77,621
  Loans to individuals              12,495      14,473       17,274      21,083      27,641
                                  ________    ________     ________    ________    ________
    TOTAL NONACCRUAL LOANS        $154,503    $183,418     $212,495    $246,635    $286,954
                                  ========    ========     ========    ========    ========
ALLOWANCE FOR LOAN LOSSES
  AS A % OF NONACCRUAL LOANS         218.2%      190.6%       168.1%      151.4%      135.0%
                                  ========    ========     ========    ========    ========
OTHER REAL ESTATE OWNED, NET      $ 60,050    $ 64,388     $ 80,612    $ 86,647    $ 87,503
                                  ________    ________     ________    ________    ________
TOTAL NONACCRUAL LOANS AND
  OTHER REAL ESTATE OWNED, NET    $214,553    $247,806     $293,107    $333,282    $374,457
                                  ========    ========     ========    ========    ========
TOTAL RENEGOTIATED LOANS          $ 38,000    $ 59,821     $ 45,937    $108,064    $165,516
                                  ========    ========     ========    ========    ========
ACCRUING LOANS PAST DUE 90
  DAYS OR MORE AS TO
  INTEREST OR PRINCIPAL
  PAYMENTS                        $ 31,051    $ 30,369     $ 27,903    $ 40,032    $ 20,862
                                  ========    ========     ========    ========    ========

                           Midlantic Corporation and Subsidiaries
                   TABLE XII YEAR-TO-DATE INTEREST INCOME ON NONACCRUAL
                      AND RENEGOTIATED LOANS OUTSTANDING AT END OF PERIOD
                                          (In thousands)

FOR THE THREE MONTHS ENDED MARCH 31                                   1995          1994
                                                                    ______        ______
NONACCRUAL LOANS
Interest income that would have been
  recorded on nonaccrual loans
  outstanding at period-end in
  accordance with original terms                                    $3,747        $5,429
Interest income actually recorded
  on nonaccrual loans                                                  274           204
                                                                    ______        ______
  Net decrease in interest income
   on nonaccrual loans                                              $3,473        $5,225
                                                                    ======        ======
RENEGOTIATED LOANS
Interest income that would have been
  recorded on renegotiated loans
  outstanding at period-end in
  accordance with original terms                                    $1,211        $2,543
Interest income actually recorded
  on renegotiated loans                                                883         1,860
                                                                    ______        ______
  Net decrease in interest
   income on renegotiated loans                                     $  328        $  683
                                                                    ======        ======





                            TABLE XIII - NONACCRUAL LOANS ACTIVITY
                                        (In thousands)

FOR THE THREE MONTHS ENDED MARCH 31                                     1995          1994
                                                                    ________      ________
Balance at beginning of year                                        $183,418      $300,731
Additions                                                             18,818        56,563
Payments                                                             (34,202)      (34,769)
Returned to accrual status                                            (4,473)       (9,447)
Charge-offs                                                           (7,740)      (20,985)
Transfers to OREO                                                     (1,313)       (4,015)
Transfers to renegotiated loans                                           --            --
Transfers to "assets held for
 accelerated disposition"                                                 --          (884)
Other                                                                     (5)         (240)
                                                                    ________      ________
BALANCE AT MARCH 31                                                 $154,503      $286,954
                                                                    ========      ========

                 TABLE XIV - ACQUIRED OREO PROPERTIES - PROPERTY TYPE BY STATE
                                        (In thousands)

MARCH 31, 1995      NEW JERSEY   PENNSYLVANIA   NEW YORK    FLORIDA    OTHER      TOTAL
                       _______         ______        ___       ____   ______    _______
Hotels/motels          $21,252         $   --        $--       $ --   $   --    $21,252
Land                    10,687          2,828         --        716       --     14,231
Residential tract        6,420          1,695         95         32    1,312      9,554
Industrial/warehouse     1,690          2,056         --         --       --      3,746
Office buildings         2,996            175         --         --       --      3,171
Shopping centers         2,239             80         --         --       --      2,319
Other                    5,548            229         --         --       --      5,777
                       _______         ______        ___       ____   ______    _______
  TOTAL                $50,832         $7,063        $95       $748   $1,312    $60,050
                       =======         ======        ===       ====   ======    =======


                             TABLE XV -  OTHER REAL ESTATE OWNED ACTIVITY
                                               (in thousands)
FOR THE THREE MONTHS ENDED MARCH 31                                  1995          1994
                                                                  _______       _______
Balance at beginning of year                                      $64,388       $97,238
Transfers from loans                                                2,529         5,857
Advances                                                               --           101
Charges to operating expenses to
 absorb declines in net realizable value                               --        (3,365)
Sales of properties                                                (8,679)      (11,651)
Transfers from (to) "assets held for
 accelerated disposition"                                           1,700          (876)
Other                                                                 112           199
                                                                  _______       _______
BALANCE MARCH 31                                                  $60,050       $87,503
                                                                  =======       =======






















      43 1of2

                               Midlantic Corporation and Subsidiaries
                             TABLE XVI - CONSOLIDATED SUMMARY OF INCOME
                               (In thousands, except per share data)
                                      MARCH 31    DEC. 31    SEPT. 30    JUNE 30    MARCH 31
FOR THE THREE MONTHS ENDED                1995       1994        1994       1994        1994
                                      ________   ________    ________   ________    ________
INTEREST INCOME
 Interest and fees on loans           $174,500   $171,436    $174,284   $168,539    $162,482
 Interest on investment securities      50,082     36,219      26,882     26,081      27,705
 Interest on deposits with banks         3,190      3,604       4,313      4,705       4,964
 Interest on other short-term
  investments                            9,422     14,167      15,583     12,723       9,797
                                      ________   ________    ________   ________    ________
    Total interest income              237,194    225,426     221,062    212,048     204,948
                                      ________   ________    ________   ________    ________
INTEREST EXPENSE
 Interest on deposits                   65,387     60,693      55,278     53,647      53,748
 Interest on short-term borrowings       7,914      5,222       5,084      5,579       5,243
 Interest on long-term debt              8,587      8,588       8,586      8,619       8,660
                                      ________   ________    ________   ________    ________
    Total interest expense              81,888     74,503      68,948     67,845      67,651
                                      ________   ________    ________   ________    ________
Net interest income                    155,306    150,923     152,114    144,203     137,297
  Provision for loan losses              1,500       (433)      4,785     10,827       8,156
                                      ________   ________    ________   ________    ________
Net interest income after
 provision for loan losses             153,806    151,356     147,329    133,376     129,141
NONINTEREST INCOME
 Trust income                           11,228     11,336      11,285     10,860       9,782
 Service charges on deposits            18,845     19,342      20,029     19,020      18,946
 Investment securities (losses) gains       --     (3,289)         --     (4,637)      1,263
 Net gains on disposition of assets      3,100      6,180       1,064     25,056          --
 Other                                  15,271     13,713      16,992     19,930      17,338
                                      ________   ________    ________   ________    ________
    Total noninterest income            48,444     47,282      49,370     70,229      47,329
                                      ________   ________    ________   ________    ________
                                       202,250    198,638     196,699    203,605     176,470
                                      ________   ________    ________   ________    ________
NONINTEREST EXPENSES
 Salaries and benefits                  62,423     54,338      58,223     57,901      56,214
 Net occupancy                          10,957     10,830      10,469     10,820      12,235
 Equipment rental and expense            6,927      4,705       5,922      5,990       6,925
 Other real estate owned, net           (1,510)     3,363        (472)    (3,423)      4,034
 FDIC assessment charges                 5,944      7,021       7,005      7,187       7,194
 Legal and professional fees             7,988     12,527      11,512     11,260       9,875
 Other                                  24,123     23,622      22,395     29,363      24,372
                                      ________   ________    ________   ________    ________
    Total noninterest expenses         116,852    116,406     115,054    119,098     120,849
                                      ________   ________    ________   ________    ________











      43 2of2

Income before income taxes
 and cumulative effect of the
 change in accounting for
 postemployment benefits                85,398     82,232      81,645     84,507      55,621
  Income tax expense                    32,074      5,006       5,398     12,228       2,268
                                      ________   ________    ________   ________    ________
Income before cumulative effect
 of the change in accounting for
 postemployment benefits                53,324     77,226      76,247     72,279      53,353
  Cumulative effect of the change in
   accounting for postemployment
   benefits                                 --        --          --         --       (7,528)
                                      ________   ________    ________   ________    ________
NET INCOME                            $ 53,324   $ 77,226    $ 76,247   $ 72,279    $ 45,825
                                      ========   ========    ========   ========    ========

(continued on next page)














































INCOME APPLICABLE TO PRIMARY
 COMMON SHARES
  Income before cumulative effect
   of the change in accounting for
   postemployment benefits            $ 52,418   $ 75,414    $ 75,341   $ 71,372    $ 52,447
  Net income                            52,418     75,414      75,341     71,372      44,919
INCOME APPLICABLE TO FULLY
 DILUTED COMMON SHARES
  Income before cumulative effect
   of the change in accounting for
   postemployment benefits              53,397     76,393      76,319     72,371      53,453
  Net income                            53,397     76,393      76,319     72,371      45,925
                                      ========   ========    ========   ========    ========
INCOME PER COMMON SHARE
  Income before cumulative effect
   of the change in accounting for
   postemployment benefits
      Primary                             $.98      $1.42       $1.42      $1.35        $.99
      Fully diluted                        .97       1.40        1.40       1.33         .98
  Cumulative effect of the change
   in accounting for postemployment
   benefits
      Primary                               --         --          --         --        (.14)
      Fully diluted                         --         --          --         --        (.14)
  Net income
      Primary                              .98       1.42        1.42       1.35         .85
      Fully diluted                        .97       1.40        1.40       1.33         .84
                                      ========   ========    ========   ========    ========
AVERAGE COMMON SHARES AND
 COMMON SHARE EQUIVALENTS
      Primary                           53,244     53,079      53,097     52,915      52,821
      Fully diluted                     54,900     54,600      54,618     54,467      54,403
                                      ========   ========    ========   ========    ========




























      45 1of2

                            Midlantic Corporation and Subsidiaries
        TABLE XVII - CONSOLIDATED SHARE AND PER SHARE INFORMATION AND PERFORMANCE RATIOS
                                      MARCH 31    DEC. 31    SEPT. 30    JUNE 30     MARCH 31
FOR THE THREE MONTHS ENDED                1995       1994        1994       1994         1994
                                        ______     ______      ______     ______       ______
BOOK VALUE AT QUARTER-END               $25.93     $25.19      $23.96     $22.66       $21.38
                                        ______     ______      ______     ______       ______
MARKET PRICES OF COMMON STOCK
 High                                   $34.88     $28.63      $30.63     $31.88       $30.88
 Low                                     26.25      24.00       27.63      27.50        24.25
 Close                                   34.25      26.50       27.63      29.25        28.13
                                        ______     ______      ______     ______       ______
OPERATING RATIOS
 Net interest margin (actual)             5.23%      5.00%       4.97%      4.71%        4.44%
 Net interest margin (tax-equiv-
  alent basis)                            5.36       5.08        4.99       4.73         4.46
 Return on average assets                 1.65       2.33        2.28       2.14         1.34
 Return on average common
  equity                                 15.82      23.43       24.50      25.05        16.66
 Return on average total equity          15.51      22.83       23.82      24.31        16.25
                                        ______     ______      ______     ______       ______
LIQUIDITY AND FUNDING RATIOS
 Liquidity ratio (1)                      31.8%      30.7%       30.7%      29.5%        28.6%
 Funding ratio (2)                        (2.5)      (7.8)       (6.0)     (11.8)       (11.9)
                                        ______     ______      ______     ______       ______
CAPITAL RATIOS
 Risk-adjusted ratios
   Tier 1 capital ratio                  13.58%     13.07%      12.01%     10.85%        9.95%
   Total capital ratio                   17.77      17.22       16.10      14.87        13.98
 Leverage ratio                           9.43       9.43        8.87       8.17         7.35
 Average equity as a % of
  average assets                         10.62      10.22        9.57       8.82         8.26
                                        ______     ______      ______     ______       ______
LOAN QUALITY RATIOS
 As a % of total period-end
  loans, net of unearned income
   Allowance for loan losses
    at period-end                         4.10%      4.23%       4.34%      4.43%        4.56%
   Nonaccrual loans at
    period-end                            1.88       2.22        2.58       2.93         3.38
 As a % of average loans, net
  of unearned income
   Net charge-offs (3)                     .69        .35        1.00       1.20          .64
   Provision for loan losses               .08       (.02)        .23        .52          .39
                                        ______     ______      ______     ______       ______















      45 2of2

AVERAGE TOTAL LOANS, NET OF
 UNEARNED INCOME, AS A % OF
 AVERAGE TOTAL DEPOSITS                  76.31%     75.59%      75.94%     74.82%       73.38%
                                        ______     ______      ______     ______       ______
NONFINANCIAL DATA
 Total number of employees               6,289      6,174       5,997      5,984        5,928
 Total number of full-time
   equivalent employees                  5,416      5,327       5,213      5,194        5,129
 Total number of domestic and
   foreign banking offices                 328        325         325        326          326
                                        ______     ______      ______     ______       ______

(1) Ratio of net short-term assets to net funding liabilities.
(2) Total purchased funds less investment securities due in one year and money market investments as a percentage of investment securities due in more than one year and total loans, net of unearned income.
(3) Ratio for March 31, 1994 excludes net charge-offs on loans that were sold in bulk sales or transferred to assets held for accelerated disposition.

ITEM 1.     LEGAL PROCEEDINGS
            _________________

            As MC reported in "Item 3 - Legal Proceedings" of its Annual Report on Form 10-K for the year ended December 31, 1994, MC and various directors and former officers of MC are defendants in a consolidated action, initially commenced in March 1990, pending in Federal District Court in New Jersey (the "Action"). The Action had been instituted by shareholders of MC, either on behalf of MC against various directors and former officers of MC, or directly against MC and various directors and former officers of MC. In general, the Action seeks damages payable either to MC or to the shareholders and holders of certain debt securities because of alleged discrepancies between certain public statements made by MC and later results of MC's operations. In their pleadings, plaintiffs do not seek damages in a stated dollar amount. The Action includes claims that certain actions of MC are void. The claims are based upon alleged violations of the United States securities laws and New Jersey common law.

            The parties to the Action have entered into a Stipulation of Settlement of the Action providing for the payment by the defendants of an aggregate sum of $6.2 million, 60 percent of which is payable by insurance carriers. Settlement of the Action is subject to certain conditions, including court approval.

ITEM 6A.  EXHIBITS
          ________

          No exhibits were required to be filed in this Form 10-Q.


ITEM 6B.  REPORTS ON FORM 8-K
          ___________________

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








                                                  Midlantic Corporation
                                                  _____________________
                                                       Registrant





                                        By           Howard I. Atkins
                                               ____________________________
   Date    May 11, 1995                              Howard I. Atkins
                                               Executive Vice President and
                                                  Chief Financial Officer




                                        By            James E. Kelly
                                               ____________________________
   Date   May 11, 1995                                James E. Kelly
                                                        Controller