Form 10-Q
period 1995-06-30
MIDLANTIC CORP
filed 1995-08-14
CIK 793548

                                       FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D. C.   20549


(Mark One)
 ...X....   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                                      June 30, 1995
For the quarterly period ended.................................................

                                      OR

 ........   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from.....................to..........................

Commission file number 0-15870

                                 MIDLANTIC CORPORATION
 ..............................................................................
(Exact name of registrant as specified in its charter)

             NEW JERSEY                                   22-2699903
 .....................................         .................................
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)


        METRO PARK PLAZA, P.O. BOX 600, EDISON, NEW JERSEY 08818
 ..............................................................................
(Address of principal executive offices)
(Zip Code)

                             (908) 321-8000
 ..............................................................................
(Registrant's telephone number, including area code)

 ..............................................................................
(Former name, former address and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ..X...      No ......

Shares outstanding on July 31, 1995
-----------------------------------
Common Stock, par value $3.00 per share - 52,241,194 shares

                       Midlantic Corporation and Subsidiaries
                                       FORM 10-Q
                                     June 30, 1995


                           PART I - FINANCIAL INFORMATION
                           ------------------------------
INTRODUCTION  The interim financial information disclosed in this Form 10-Q should be read in conjunction with Midlantic Corporation's 1994 Annual Report to shareholders and Midlantic Corporation's 1994 Annual Report on Form 10-K as the disclosures contained within those reports are considered an integral part of this Form 10-Q.

  ITEM 1.     FINANCIAL STATEMENTS
              --------------------
              The accompanying interim comparative consolidated financial statements of Midlantic Corporation ("MC") and Subsidiaries ("Midlantic" or the "Corporation") on pages 3 through 7 and related notes on pages 8 through 11 are unaudited and reflect adjustments of a normal recurring nature, unless otherwise disclosed in this Form 10-Q, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods. Such statements were prepared in accordance with Article 10 of Regulation S-X.


  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------
              The accompanying management's discussion for the interim period on pages 12 through 29 provides an analysis of material changes in financial condition and results of operations in accordance with Item 303(b) of Regulation S-K and should be read in conjunction with the financial statements and related notes (see
              Item 1) and the tables presented on pages 30 through 46.

                        Midlantic Corporation and Subsidiaries
                           CONSOLIDATED STATEMENT OF INCOME
                         (In thousands, except per share data)

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30                   JUNE 30
                                                 1995          1994        1995         1994
____________________________________________________________________________________________
INTEREST INCOME
 Interest and fees on loans                  $187,203      $168,539    $361,703     $331,021
 Interest on investment securities
   Taxable interest income                     53,893        25,933     103,671       53,459
   Tax-exempt interest income                     399           148         703          327
 Interest on deposits with banks                1,675         4,705       4,865        9,669
 Interest on other short-term investments       8,834        12,723      18,256       22,520
                                             --------      --------    --------     --------
        Total interest income                 252,004       212,048     489,198      416,996
                                             --------      --------    --------     --------
INTEREST EXPENSE
  Interest on deposits                         70,470        53,647     135,857      107,395
  Interest on short-term borrowings            12,457         5,579      20,371       10,822
  Interest on long-term debt                    8,583         8,619      17,170       17,279
                                             --------      --------    --------     --------
        Total interest expense                 91,510        67,845     173,398      135,496
                                             --------      --------    --------     --------
Net interest income                           160,494       144,203     315,800      281,500
  Provision for loan losses                     1,500        10,827       3,000       18,983
                                             --------      --------    --------     --------
Net interest income after provision
  for loan losses                             158,994       133,376     312,800      262,517
NONINTEREST INCOME
  Trust income                                 11,642        10,860      22,870       20,642
  Service charges on deposits                  19,530        19,020      38,375       37,966
  Investment securities gains (losses)            184        (4,637)        184       (3,374)
  Net gains on disposition of assets               --        25,056       3,100       25,056
  Other                                        16,860        19,930      32,131       37,268
                                             --------      --------    --------     --------
        Total noninterest income               48,216        70,229      96,660      117,558
                                             --------      --------    --------     --------
                                              207,210       203,605     409,460      380,075
                                             --------      --------    --------     --------
NONINTEREST EXPENSES
  Salaries and benefits                        61,706        57,901     124,129      114,115
  Net occupancy                                10,763        10,820      21,720       23,055
  Equipment rental and expense                  5,865         5,990      12,792       12,915
  Other real estate owned, net                 (1,333)       (3,423)     (2,843)         611
  FDIC assessment charges                       5,944         7,187      11,888       14,381
  Legal and professional fees                   9,278        11,260      17,266       21,135
  Other                                        24,918        29,363      49,041       53,735
                                             --------      --------    --------     --------
        Total noninterest expenses            117,141       119,098     233,993      239,947
                                             --------      --------    --------     --------
(continued on next page)



                                Midlantic Corporation and Subsidiaries
                                   CONSOLIDATED STATEMENT OF INCOME
                                 (In thousands, except per share data)
                                              (continued)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                         JUNE 30                 JUNE 30
                                                    1995        1994       1995       1994
____________________________________________________________________________________________
Income before income taxes and
  cumulative effect of the change in
  accounting for postemployment benefits       90,069        84,507     175,467      140,128
Income tax expense                             33,677        12,228      65,751       14,496
                                             --------      --------    --------     --------
Income before cumulative effect
  of the change in accounting for
  postemployment benefits                      56,392        72,279     109,716      125,632
   Cumulative effect of the change in
     accounting for postemployment benefits        --            --          --       (7,528)
                                             --------      --------    --------     --------
NET INCOME                                   $ 56,392      $ 72,279    $109,716     $118,104
                                             ========      ========    ========     ========
INCOME APPLICABLE TO PRIMARY
 COMMON SHARES
  Income before cumulative effect
   of the change in accounting
   for postemployment benefits                   $55,485     $71,372   $107,903    $123,819
  Net income                                      55,485      71,372    107,903     116,291
INCOME APPLICABLE TO FULLY
 DILUTED COMMON SHARES
  Income before cumulative effect
   of the change in accounting
   for postemployment benefits                    56,460      72,371    109,857     125,824
  Net income                                      56,460      72,371    109,857     118,296
                                             ========      ========    ========     ========
INCOME PER COMMON SHARE
  Income before cumulative effect
   of the change in accounting
   for postemployment benefits
      Primary                                      $1.06       $1.35      $2.04       $2.34
      Fully diluted                                 1.05        1.33       2.02        2.31
  Cumulative effect of the change in
   accounting for postemployment benefits
      Primary                                         --          --                   (.14)
      Fully diluted                                   --          --                   (.14)
  Net income
      Primary                                       1.06        1.35       2.04        2.20
      Fully diluted                                 1.05        1.33       2.02        2.17
                                             ========      ========    ========     ========
AVERAGE COMMON SHARES AND COMMON SHARE
 EQUIVALENTS
      Primary                                     52,332      52,915     52,790      52,868
      Fully diluted                               53,912      54,467     54,461      54,445
                                             ========      ========    ========     ========

See Notes to Consolidated Financial Statements.

       5 1of2

                        Midlantic Corporation and Subsidiaries
                             CONSOLIDATED BALANCE SHEET
                               (Dollars in thousands)
                                                              JUNE 30    December 31
                                                                 1995           1994
____________________________________________________________________________________
ASSETS
  Cash and due from banks                                 $   834,051     $  819,928
  Interest-bearing deposits in other banks                     52,576        242,659
  Other short-term investments                                513,188        871,000
  Investment securities
    Held-to-maturity (market value 1995,
     $2,500,914; 1994, $2,325,904)                          2,478,018      2,415,635
    Available-for-sale                                        813,598        333,295
    Trading                                                    27,300          7,613
  Total loans (net of unearned income of
    $166,936 in 1995 and $144,850 in 1994)                  8,656,421      8,256,375
  Less: allowance for loan losses                             338,704        349,520
                                                          -----------    -----------
  Net loans                                                 8,317,717      7,906,855
                                                          -----------    -----------
  Premises and equipment, net                                 154,978        146,523
  Due from customers on acceptances                            16,166         17,546
  Other assets                                                526,255        532,484
                                                          -----------    -----------
        Total assets                                      $13,733,847    $13,293,538
                                                          ===========    ===========





























       5 2of2

LIABILITIES AND SHAREHOLDERS' EQUITY
  Domestic deposits
    Noninterest-bearing demand                            $ 2,798,095    $ 2,847,782
    Interest-bearing demand                                 1,281,685      1,361,287
    Savings                                                 1,641,486      1,636,908
    Retail money market accounts                            1,729,039      1,920,175
    CDs over $100,000                                         597,283        447,590
    Other time                                              2,835,121      2,577,893
  Overseas branch deposits                                      4,633         15,699
                                                          -----------    -----------
        Total deposits                                     10,887,342     10,807,334
                                                          -----------    -----------
  Short-term borrowings                                       883,174        584,489
  Bank acceptances outstanding                                 16,166         17,546
  Other liabilities                                           177,119        136,983
  Long-term debt                                              372,840        373,000
                                                          -----------    -----------
        Total liabilities                                  12,336,641     11,919,352
                                                          -----------    -----------
  Shareholders' equity
   Capital stock
     Preferred stock: no par value
       Authorized 40,000,000 shares
         Issued 500,000 shares in 1994                             --         50,000
     Common stock: par value $3 per share
        Authorized 150,000,000 shares
          Issued 52,762,097 shares in 1995 and
          52,564,346 shares in 1994                           158,286        157,693
   Surplus                                                    620,180        611,205
   Retained earnings                                          638,118        558,385
   Net unrealized holding gains (losses) on
    available-for-sale securities, net of taxes                 4,202         (3,097)
                                                          -----------    -----------
                                                            1,420,786      1,374,186
 Less treasury stock at cost:
   633,883 common shares in 1995                               23,580             --
                                                          -----------    -----------
     Total shareholders' equity                             1,397,206      1,374,186
                                                          -----------    -----------
       Total liabilities and shareholders' equity         $13,733,847    $13,293,538
                                                          ===========    ===========

See Notes to Consolidated Financial Statements.














       6 1of2

                        Midlantic Corporation and Subsidiaries
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (In thousands)
FOR THE SIX MONTHS ENDED JUNE 30                                1995          1994
__________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $ 109,716     $ 118,104
  Adjustments to reconcile net income
   to net cash provided by operating activities
     Provision for loan and OREO losses                        3,000        19,625
     Depreciation of premises and equipment                   10,535        11,628
     Amortization of goodwill and other intangibles            4,004         3,225
     Deferred income tax expense                              32,688        31,241
     Cumulative effect of the change in
       accounting for postemployment benefits                     --         7,528
     Net accretion of investment securities                   (7,023)       (5,139)
     Accretion of net deferred loan fees                      (4,535)       (4,530)
     Net gains on the sales of assets                         (6,283)      (27,351)
     Net (increase) decrease in trading account assets       (19,687)          480
     Net decrease in OREO                                        210            74
     Net increase in accrued interest receivable              (4,215)       (7,585)
     Net decrease in accrued interest payable                (23,878)       (2,482)
     Net decrease in other assets                              6,695        27,078
     Net increase in other liabilities                        60,119        21,833
     Other                                                    (3,793)         (621)
                                                           ---------     ---------
        Net cash provided by operating activities            157,553       193,108
                                                           ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash received in acquisition of 3 branches             112,224            --
  Net cash received in acquisition of
   Old York Road Bancorp, Inc.                                14,804            --
  Proceeds from bulk sales of loans and OREO                   6,009       221,723
  Proceeds from sales of OREO and loans                       20,656        30,789
  Net decrease in money market investments
   with an original maturity of 3 months or less             355,555       333,870
  Proceeds from money market investments with an
   original maturity of greater than 3 months                262,565       448,040
  Purchases of money market investments with an
   original maturity of greater than 3 months                (55,025)     (858,065)
  Proceeds from sales of available-for-sale securities           740       889,156
  Proceeds from matured investment securities:
     Held-to-maturity                                         52,791       392,070
     Available-for-sale                                      374,425       156,820
  Purchases of investment securities:
     Held-to-maturity                                       (114,349)         (287)
     Available-for-sale                                     (780,723)     (920,361)
  Net increase in loans                                     (283,948)      (93,681)
  Purchases of premises and equipment                        (15,784)       (5,083)
  Sales of premises and equipment                                432           346
                                                           ---------     ---------
        Net cash (used) provided by investing activities     (49,628)      595,337
                                                           ---------     ---------



       6 2of2

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in deposits                                  (257,110)     (446,028)
  Net increase (decrease)in short-term borrowings            298,543      (168,106)
  Redemption of preferred stock                              (50,000)           --
  Payments on long-term debt                                    (160)      (13,752)
  Cash dividends paid                                        (29,983)       (6,133)
  Purchase of common treasury shares                         (61,185)           --
  Proceeds from issuances of common stock                      6,093         4,872
                                                           ---------     ---------
        Net cash used by financing activities                (93,802)     (629,147)
                                                           ---------     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                     14,123       159,298
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             819,928       712,960
                                                           ---------     ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 834,051     $ 872,258
                                                           =========     =========

See Notes to Consolidated Financial Statements.







































       7 1of2

                        Midlantic Corporation and Subsidiaries
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share and per share data)
FOR THE SIX MONTHS ENDED JUNE 30                                      1995              1994
____________________________________________________________________________________________
PREFERRED STOCK
 Balance at January 1                                           $   50,000       $   50,000
 Redemption of preferred stock                                     (50,000)              --
                                                                ----------       ----------
  Balance at June 30                                            $       --       $   50,000
                                                                ==========       ==========
COMMON STOCK
 Balance at January 1                                           $  157,693       $  156,522
  Issuance of 35,776 common shares in 1994
   for preferred stock dividend                                         --              107
  Issuance of 111,915 common shares and 31,826 common
   treasury shares in 1995 and 175,958 common shares
   and 2,042 common treasury shares in 1994 for
   stock options                                                       335              528
  Issuance of 85,836 common shares and 16,764 common
   treasury shares in 1995 and 20,716 common shares in
   1994 purchased by Midlantic's 401(k) plan and Dividend
   Reinvestment and Stock Purchase Plan ("DRP")                        258               62
                                                                ----------       ----------
  Balance at June 30                                            $  158,286       $  157,219
                                                                ==========       ==========
SURPLUS
  Balance at January 1                                          $  611,205       $  603,732
   Issuance of common shares for preferred
    stock dividend                                                      --              799
   Issuance of common treasury shares for the purchase
    of Old York Road Bancorp, Inc.                                   5,316               --
   Issuance of common shares and common treasury
    shares for stock options                                         1,315            3,693
   Issuance of common shares purchased by
    Midlantic's 401(k) plan and DRP                                  2,344              533
                                                                ----------       ----------
  Balance at June 30                                            $  620,180       $  608,757
                                                                ==========       ==========
RETAINED EARNINGS
  Balance at January 1                                          $  558,385       $  312,310
   Net income                                                      109,716          118,104
   Cash dividends paid
     Preferred stock                                                (1,813)            (907)
     Common stock                                                  (28,170)          (5,226)
   Issuance of common shares for
    preferred stock dividend                                            --             (906)
                                                                ----------       ----------
  Balance at June 30                                            $  638,118       $  423,375
                                                                ==========       ==========






       7 2of2
NET UNREALIZED HOLDING GAINS (LOSSES)
 ON AVAILABLE-FOR-SALE SECURITIES
   Balance at January 1, 1995/net unrealized
    holding gain recognized on adoption
    of change in accounting for investment
    securities in 1994                                          $   (3,097)      $    1,859
   Change in unrealized holding gains (losses)                       7,299           (3,675)
                                                                ----------       ----------
  Balance at June 30                                            $    4,202       $   (1,816)
                                                                ==========       ==========
TREASURY STOCK
  Balance at January 1                                          $       --       $       --
  Addition of 1,710,373 common shares in 1995
   and 2,042 common shares in 1994                                 (61,185)             (56)
  Issuance of 1,027,900 common treasury shares
   for the purchase of Old York Road Bancorp, Inc.                  35,764               --
  Issuance of 48,590 common treasury shares in
   1995 and 2,042 common treasury shares in 1994
   for stock options, Midlantic's 401K plan and DRP                  1,841               56
                                                                ----------       ----------
  Balance at June 30                                            $  (23,580)      $       --
                                                                ==========       ==========
TOTAL SHAREHOLDERS' EQUITY
  Balance at January 1                                          $1,374,186       $1,122,564
  Net changes during period                                         23,020          114,971
                                                                ----------       ----------
  Balance at June 30                                            $1,397,206       $1,237,535
                                                                ==========       ==========

See Notes to Consolidated Financial Statements.




























       8 1of2
                        Midlantic Corporation and Subsidiaries
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RECLASSIFICATIONS - Certain captions in the financial statements presented for prior periods have been reclassified to conform with the 1995 presentation. This includes the reclassification for all periods presented of in-substance foreclosures ("ISFs") from other real estate owned ("OREO") to loans (see "Accounting for loan impairment").


MERGER ANNOUNCEMENT - On July 10, 1995, PNC Bank Corp. ("PNC") and MC announced approval by the boards of directors of both institutions of a definitive merger agreement whereby MC will be merged with and into PNC creating what would, on a pro forma basis as of June 30, 1995, be a bank holding company with total consolidated assets of nearly $79 billion. Under the terms of the agreement, PNC will exchange 2.05 shares of PNC common stock for each share of MC common stock. The merger, which is to be accounted for as a pooling-of-interests, is expected to be consummated by year-end 1995, pending approval by shareholders of both companies and various regulatory agencies.


CAPITAL STOCK
_____________
COMMON STOCK - On July 19, 1995, the Board of Directors of MC ("the Board") declared a quarterly cash dividend on the Corporation's common stock of $.32 per share to shareholders of record on August 1, 1995, payable on August 14, 1995.


PREFERRED STOCK - On June 30, 1995, the Corporation redeemed the 500,000 outstanding shares of MC's Term Adjustable Rate Cumulative Preferred Stock - Series A for the par value of $50 million.


FINANCIAL INSTRUMENTS - The following table summarizes Midlantic's significant off-balance sheet financial instruments at June 30, 1995:

(In thousands)
________________________________________________________________________
Unused commitments to extend credit                           $2,805,359
Financial standby letters of credit and
  similar arrangements                                            88,020
Performance standby letters of credit and
  similar arrangements                                           166,368
Commercial letters of credit and other short-term
  trade-related contingencies                                     62,858
Notional amount of interest rate swaps (1)
  Agreements to receive a fixed rate of interest               2,800,000
  Agreements to pay a fixed rate of interest                     598,500
  Agreements to receive and pay a variable
   rate of interest                                              300,000
Foreign exchange contracts (2)                                    47,006
________________________________________________________________________
(1) For a discussion on interest rate swaps, see pages 22 through 24.
(2) Foreign exchange contracts are provided as a service to the Corporation's customers or used by the Corporation for risk-management purposes. Gains and losses on foreign exchange contracts are immaterial.
       8 2of2

STATEMENT OF CASH FLOWS - Cash paid during the first six months of 1995 and 1994 for interest on deposits, short-term borrowings and long-term debt amounted to $196.5 million and $123.8 million, respectively. Net cash paid for federal and state income taxes during the first six months of 1995 was $27.7 million and net cash received for taxes in the first half of 1994 was $14.7 million.

During the first six months of 1995 and 1994, $8.3 million and $20.2 million, respectively, of loans, net of charge-offs, were transferred into OREO. Also, during the first six months of 1994 the Corporation transferred loans and OREO with a book value of $69.1 million ($56.9 million after related charge-offs) to assets held for accelerated disposition. By the end of the second quarter of 1994 substantially all of these assets had been sold. A gain of $25.1 million was realized in the second quarter of 1994 on these sales. The transfer of loans to OREO and the transfer of loans and OREO to assets held for accelerated disposition constituted non-cash transactions and, accordingly, are not reflected in the statement of cash flows.




ACCOUNTING FOR LOAN IMPAIRMENT - In the first quarter of 1995, Midlantic adopted Statement of Financial Accounting Standards ("FAS") No. 114 "Accounting by Creditors for Impairment of a Loan" and FAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." Under FAS No. 114, an impaired loan is defined as a loan for which it is probable, based on current information, that the lender will not collect all amounts due according to the contractual terms of the loan agreement. Midlantic classifies as impaired loans all nonaccrual loans except those loans which are excluded from the scope of FAS No. 114, principally consumer installment loans, residential mortgages and lease financing receivables. For purposes of comparison, nonaccrual loans excluded from the scope of FAS No. 114 were considered to be immaterial at December 31, 1994. FAS No. 114 requires that impaired loans be measured based upon either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the calculated measurement of an impaired loan is less than the recorded investment in the loan, the deficiency is recognized through a provision to the allowance for loan losses ("ALL"). FAS No. 118 amended the provisions of FAS No. 114 regarding the recognition of interest income on impaired loans, allowing banks to substantially use the methods of income recognition previously in effect. While a loan is classified as impaired and the future collectibility of the recorded loan balance is doubtful, collections of interest and principal are generally applied as a reduction to principal outstanding. When the future collectibility of the recorded loan balance is expected, interest income may be recognized on a cash basis. In the case where an impaired loan had been partially charged off, recognition of interest on a cash basis is limited to that which would have been recognized on the recorded loan balance at the contractual interest rate. Cash interest receipts in excess of that amount are recorded as recoveries to the ALL until prior charge-offs have been fully recovered.

FAS No. 114 also provides for the reclassification of all ISFs outstanding from OREO to the loan portfolio as nonaccrual loans at their current carrying value. The reclassification of ISFs to loans has been made for all periods presented. The Corporation will no longer be required to identify and isolate future loans that may meet the former criteria for ISF classification. Accounting policies relating to the ALL, charge-offs and income recognition for impaired loans are consistent with the accounting for nonaccrual loans. The adoption of FAS Nos. 114 and 118 in the first quarter of 1995 did not have a material impact on Midlantic's financial condition or results of operations at the time of adoption and does not materially affect the comparability of loans, the ALL or income with prior periods.

CARRYING VALUE OF IMPAIRED LOANS (In thousands)             JUNE 30, 1995
_________________________________________________________________________
  Commercial and financial                                       $ 42,067
  Real estate
    Construction and development                                    8,300
    Long-term mortgage                                             68,416
  Loans to individuals (not on an installment basis)                6,016
_________________________________________________________________________
    TOTAL IMPAIRED LOANS                                         $124,799
=========================================================================
REQUIRED FAS NO. 114 RESERVE                                     $ 17,295
=========================================================================

At June 30, 1995, impaired loans carried at $55.0 million were valued based upon discounted cash flows and $69.8 million were valued using the fair value of collateral. Based on these methods, $17.3 million of the $338.7 million ALL was allocated against $58.0 million of impaired loans. The remaining impaired loans did not require a specific reserve under FAS No. 114. The remaining ALL, totalling $321.4 million at June 30, 1995, is available to absorb losses in the Corporation's entire credit portfolio. During the first six months of 1995, impaired loans averaged $131.8 million. Interest income recorded on total impaired loans and received in cash during the first six months of 1995 was $959 thousand.

See Table XI on page 40 for the reconciliation of the ALL.


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

Net unrealized holding gains on available-for-sale securities were $4.2 million at June 30, 1995 and net unrealized losses were $3.1 million at December 31, 1994 and were included as a component of shareholders' equity.

RECENT ACTIVITIES OF THE CORPORATION - At the close of business June 30, 1995, Old York Road Bancorp, Inc. ("Old York"), headquartered in Willow Grove, Pennsylvania, merged with and into MC. Substantially all of the purchase price of $41.1 million was paid through the reissuance of 1.028 million common treasury shares. Old York's principal subsidiary, Bank and Trust Company of Old York Road ("BOYR"), was simultaneously merged into Midlantic Bank, National Association ("MB"). At the date of closing, BOYR reported total assets of approximately $225 million and had 15 branch locations in southeastern Pennsylvania.

On January 20, 1995, Midlantic acquired from the Resolution Trust Corporation approximately $126 million in deposits of three branches of Carteret Federal Savings Bank of New Jersey, located in Newark and Dover, New Jersey, for a premium of $12.5 million.

In April 1995, the Corporation announced that its Board authorized repurchase of up to five million shares of MC's common stock. At June 30, 1995, the Corporation had 634 thousand treasury shares after the reissuance of treasury shares in connection with the merger of Old York with MC. These repurchased common shares may be used to meet the requirements of the Corporation's dividend reinvestment plan, stock-based benefit plans and certain corporate securities. In connection with the merger agreement between MC and PNC, Midlantic does not expect to repurchase any additional common shares in the future.



































       12 1of2
MIDLANTIC CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
_______
Midlantic Corporation and Subsidiaries ("Midlantic" or the "Corporation") reported net income of $56.4 million or $1.05 per fully diluted common share for the three months ended June 30, 1995 compared with net income of $72.3 million or $1.33 per fully diluted common share for the corresponding period of 1994. For the six months ended June 30, 1995, net income amounted to $109.7 million or $2.02 per fully diluted common share compared with net income of $118.1 million or $2.17 per fully diluted common share for the first six months of 1994. Income for the first six months of 1994 included a $7.5 million charge incurred upon the adoption on January 1, 1994 of Financial Accounting Standards ("FAS") No. 112 "Employers' Accounting for Postemployment Benefits". Also, in the second quarter and first half of 1994, the Corporation realized income tax credits, not available to the Corporation in 1995, amounting to $21.2 million and $41.5 million, respectively (see "Income Taxes").

Income before taxes, credit provisions and certain nonrecurring gains or charges ("core earnings") amounted to $90.1 million in the second quarter of 1995 or approximately 16 percent over the level recorded in the second quarter of 1994. This followed a rise in core earnings in the first quarter of 1995 over the first quarter of 1994 of $15.7 million or nearly 25 percent. The rise in core earnings reflects higher levels of net interest income due to increasing yields on earning assets, particularly prime rate-based loans. The following table summarizes Midlantic's results of operations for the second quarter and six months ended June 30, 1995 and 1994:





























       12 2of2
MAJOR COMPONENTS OF THE RESULTS OF OPERATIONS
                                        THREE MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30            JUNE 30
(In thousands)                            1995      1994      1995       1994
_____________________________________________________________________________
INCOME BEFORE TAXES, CREDIT
 PROVISIONS AND NONRECURRING
 ITEMS ("CORE EARNINGS")
Net interest income                   $160,494  $144,203  $315,800   $281,500
Noninterest income*                     48,032    49,810    93,376     95,876
Noninterest expenses*                  118,474   116,421   236,836    233,236
_____________________________________________________________________________
CORE EARNINGS                           90,052    77,592   172,340    144,140
_____________________________________________________________________________
ADDITIONS
  Investment securities gains (losses)     184    (4,637)      184     (3,374)
  Net gains on the disposition of assets    --    25,056     3,100     25,056
  Net gains on the sale of OREO          1,878     2,097     2,673      3,934
DEDUCTIONS
  Provision for loan losses              1,500    10,827     3,000     18,983
  Provision for OREO                        --    (2,723)       --        642
  Other OREO expenses                      545     1,397      (170)     3,903
  Expenses relating to the
   consolidation of operations
   of bank subsidiaries                     --     6,100        --      6,100
_____________________________________________________________________________
Income before income taxes and
 cumulative effect of change in
 accounting principle                   90,069    84,507   175,467    140,128
Income tax expense                      33,677    12,228    65,751     14,496
_____________________________________________________________________________
Income before cumulative effect of
 change in accounting principle         56,392    72,279   109,716    125,632
Cumulative effect of change in
 accounting for postemployment
 benefits in 1994                           --        --        --     (7,528)
_____________________________________________________________________________
NET INCOME                            $ 56,392  $ 72,279  $109,716   $118,104
=============================================================================

* For purposes of this table, noninterest income excludes investment securities gains or losses and certain nonrecurring income, while noninterest expenses excludes OREO expenses, net, and certain nonrecurring expenses.

MERGER ANNOUNCEMENT
___________________
On July 10, 1995, PNC Bank Corp. ("PNC") and Midlantic Corporation ("MC") announced approval by the boards of directors of both institutions of a definitive merger agreement whereby MC will be merged with and into PNC creating what would, on a pro forma basis as of June 30, 1995, be a bank holding company with total consolidated assets of nearly $79 billion. Under the terms of the agreement, PNC will exchange 2.05 shares of PNC common stock for each share of MC common stock. The merger, which is to be accounted for as a pooling-of-interests, is expected to be consummated by year-end 1995, pending approval by shareholders of both companies and various regulatory agencies.


RECENT ACTIVITIES OF THE CORPORATION (1994 AND 1995)
____________________________________________________
At the close of business June 30, 1995, Old York Road Bancorp, Inc. ("Old York"), headquartered in Willow Grove, Pennsylvania, merged with and into MC. Substantially all of the purchase price of $41.7 million was paid through the reissuance of 1.028 million common treasury shares. Old York's principal subsidiary, Bank and Trust Company of Old York Road ("BOYR"), was simultaneously merged into Midlantic Bank, National Association ("MB"). At the date of closing, BOYR reported total assets of approximately $225 million and had 15 branch locations in southeastern Pennsylvania.

On June 30, 1995, Midlantic redeemed the 500,000 outstanding shares of MC's Term Adjustable Rate Cumulative Preferred Stock - Series A ("Preferred Stock -
A) for $50 million.

In April 1995, MC's Board of Directors ("MC's Board") announced that it had authorized repurchase of up to five million shares of MC common stock. At June 30, 1995, the Corporation had 634 thousand treasury shares after the reissuance of treasury shares in connection with the merger of Old York with MC. These repurchased common shares may be used to meet the requirements of the Corporation's dividend reinvestment plan, stock-based benefit plans and certain corporate securities. In connection with the merger agreement between MC and PNC, Midlantic does not expect to repurchase any additional common shares in the future.

In January 1995, Midlantic acquired from the Resolution Trust Corporation approximately $126 million in deposits of three branches of Carteret Federal Savings Bank of New Jersey, for a premium of $12.5 million.

In April 1994, MC's Board declared the first cash dividend to common shareholders (amounting to $.10 per common share) since the third quarter of 1990. For each subsequent quarter of 1994 through the second quarter of 1995, the Corporation successively increased the quarterly dividend ($.13 declared in the third quarter of 1994, $.17 declared in the fourth quarter of 1994, $.22 declared in the first quarter of 1995 and $.32 declared in the second quarter of 1995). The third quarter 1995 dividend, declared on July 19, 1995, remained at $.32 per share.

In August 1994, Midlantic consolidated its two bank subsidiaries by merging Continental Bank ("CB") in Pennsylvania into Midlantic National Bank ("MNB"), a New Jersey banking company. The combined bank was renamed Midlantic Bank, National Association. Also in August 1994, MNB's direct parent, Midlantic Banks Inc., was merged into MC.

RESULTS OF OPERATIONS
SECOND QUARTER 1995 VS. SECOND QUARTER 1994
SIX MONTHS ENDED JUNE 30, 1995 VS. SIX MONTHS ENDED JUNE 30, 1994


NET INTEREST INCOME
____________________
On a tax-equivalent basis, net interest income ("NII") of $164.2 million exceeded that of the second quarter of 1994 by $19.2 million or 13.3 percent. For the six months ended June 30, 1995, NII increased by $40.1 million or 14.2 percent over the comparable period of 1994.




NET INTEREST INCOME/NET INTEREST MARGIN

                                                 THREE MONTHS ENDED          SIX MONTHS ENDED
                                                       JUNE 30                     JUNE 30
(Dollars in thousands)                         1995      1994 Variance      1995      1994 Variance
___________________________________________________________________________________________________
Net interest income (actual)               $160,494  $144,203  $16,291  $315,800  $281,500  $34,300
Net interest income (tax-equivalent basis)  164,170   144,939   19,231   323,138   283,038   40,100
Net interest margin (actual)                   5.24%     4.71%     .53%     5.24%     4.57%     .67%
Net interest margin (tax-equivalent basis)     5.36      4.73      .63      5.36      4.60      .76
                                           ========  ========  =======  ========  ========  =======

The improvement in NII for the periods under analysis was due to higher loan and investment security yields, coupled with an increase in the proportion of higher-yielding investment securities relative to money market investments. These factors more than offset the negative influence of rising funding costs and a reduction in the overall volume of interest-earning assets. While funding costs, in general, began to rise with market rates beginning in mid-1994, earning asset yields increased in greater amounts due to larger balances of assets subject to interest rate changes in a rising market-rate environment and the timing of the Corporation's purchase of investment securities.

Average interest-earning assets declined $263 million or 2.1 percent for the six months ended June 30, 1995 when compared with average interest-earning assets for the corresponding period of 1994. The decrease in earning assets can be attributed to declining deposit levels, which was partly due to rising returns available in non-deposit investments. The decrease in deposits was substantially replaced by higher levels of short-term borrowings, principally securities sold under repurchase agreements. The decline in funding was accompanied by a contraction in average loans of $155 million for the six months ended June 30, 1995, compared to the same period of last year. Real estate loans fell by $313 million or 10.5 percent when comparing average balances for year-to-date 1995 and 1994. This was largely a result of the sale, charge-off or workout of problem credits and the Corporation's continuing policy of exiting transactional (in contrast to relationship-based) real estate lending. The decline was partially offset by a $205 million or
8.8 percent rise in average consumer loans during the same period. Other interest-earning assets, on average, fell by $108 million.


       15 1of2

AVERAGE BALANCES
                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                               JUNE 30                       JUNE 30
(In millions)                           1995    1994   Variance       1995    1994   Variance
_____________________________________________________________________________________________
Interest-earning assets              $12,278 $12,283      $  (5)   $12,156 $12,419      $(263)
Interest-bearing
  sources of funds                     9,213   9,501       (288)     9,088   9,638       (550)
Noninterest-bearing
  sources of funds supporting
  interest-earning assets*             3,065   2,782        283      3,068   2,781        287
                                     ======= =======      =====   ======== =======      =====

*Primarily comprised of noninterest-bearing demand deposits and shareholders' equity.

The net interest margin on a tax-equivalent basis increased 63 basis points and 76 basis points in the second quarter and first six months of 1995, respectively, as compared to the same periods of 1994. The improvement primarily reflects (i) the relatively favorable impact of the increase in market interest rates on asset yields over funding costs due to the Corporation's large holdings of prime rate-based earning assets, (ii) a decline in nonaccrual loans and (iii) an increased proportion of noninterest-bearing sources of funds primarily reflecting a rise in shareholders' equity.


PROVISION FOR LOAN LOSSES
_________________________
The provision for loan losses was $1.5 million and $10.8 million for the second quarter of 1995 and 1994, respectively. For the first half of 1995, the provision for loan losses was $3.0 million as compared to $19.0 million for the corresponding period of 1994. Based upon Midlantic's methodology which assists in the establishment of the allowance for loan losses as discussed in the "Allowance for Loan Losses" section of this report, Midlantic believes that its allowance for loan losses was adequate at June 30, 1995 to absorb estimated losses in its credit portfolios.





















       15 2of2
NONINTEREST INCOME
__________________

[CAPTION]

NONINTEREST INCOME
                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                             JUNE 30                         JUNE 30
_______________________________________________________________________________________________
(In thousands)                          1995       1994  Variance     1995       1994  Variance
Trust income                         $11,642    $10,860   $   782  $22,870   $ 20,642   $ 2,228
Service charges on deposit accounts   19,530     19,020       510   38,375     37,966       409
Investment securities gains (losses)     184     (4,637)    4,821      184     (3,374)    3,558
Factoring commissions and fees         1,950      1,971       (21)   3,919      3,688       231
Gains on the disposition of assets
  and other nonrecurring income           --     25,056   (25,056)   3,100     25,056   (21,956)
Miscellaneous                         14,910     17,959    (3,049)  28,212     33,580    (5,368)
                                     -------    -------  --------  -------   --------  --------
  TOTAL NONINTEREST INCOME           $48,216    $70,229  $(22,013) $96,660   $117,558  $(20,898)
                                     =======    =======  ========  =======   ========  ========

Trust income for both the three months and the six months ended June 30, 1995 compared with the same periods of 1994 benefitted from increased fees from sales of mutual funds and annuities, some of which are associated with higher operating expenses, particularly sales commissions that are reflected in salary and benefit expenses.

For both the three months and six months ended June 30, 1995, net securities gains amounted to $184 thousand. In the second quarter of 1994, the Corporation recorded a net loss on securities transactions of $4.6 million which followed a net gain of $1.3 million recognized in the first quarter. Net gains or losses on securities transactions were realized on the sale of $740 thousand of other securities and $889 million of primarily U.S. Treasury securities during the first six months of 1995 and 1994, respectively.























       16 1of2
The year-to-date rise in factoring commissions and fees generally reflects a higher level of business activity.

In the second quarter of 1994, Midlantic recognized $25.1 million of gains on the sale of assets held for accelerated disposition.

The $3.0 million and $5.4 million decline in miscellaneous noninterest income for the second quarter and first half of 1995 primarily reflects the absence in 1995 of interest revenues that had been received in 1994 from assets held for accelerated disposition prior to their sale.


NONINTEREST EXPENSES
____________________

[CAPTION]

  NONINTEREST EXPENSES
                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                              JUNE 30                        JUNE 30
(In thousands)                      1995      1994   Variance       1995      1994   Variance
_____________________________________________________________________________________________
Salaries and benefits           $ 61,706  $ 57,901    $ 3,805   $124,129  $114,115    $10,014
Net occupancy                     10,763    10,820        (57)    21,720    23,055     (1,335)
Equipment rental and expense       5,865     5,990       (125)    12,792    12,915       (123)
Other real estate owned, net      (1,333)   (3,423)     2,090     (2,843)      611     (3,454)
FDIC assessment charges            5,944     7,187     (1,243)    11,888    14,381     (2,493)
Legal and professional fees        9,278    11,260     (1,982)    17,266    21,135     (3,869)
Miscellaneous                     24,918    29,363     (4,445)    49,041    53,735     (4,694)
                                --------  --------    -------   --------  --------    -------
  TOTAL NONINTEREST EXPENSES    $117,141  $119,098    $(1,957)  $233,993  $239,947    $(5,954)
                                ========  ========    =======   ========  ========    =======


Salary and benefit expenses increased $3.8 million or 6.6 percent for the second quarter of 1995 and increased $10.0 million or 8.8 percent for the first six months of 1995. The increase in both periods reflects additional full-time equivalent employees primarily in customer service and sales positions.

Expenses for premises and fixed assets (net occupancy and equipment rental expenses) declined $182 thousand in the second quarter of 1995 following a $1.3 million decrease in the first quarter of 1995 primarily reflecting a decline in depreciation as well as lower snow and ice removal costs, which were particularly heavy in early 1994.

Net OREO credits in the second quarter and first six months of 1995 as well as in the first quarter of 1994 primarily resulted from rental income and net gains on the sale of OREO more than offsetting OREO operating expenses. Also in the second quarter of 1994, the Corporation reversed a net $2.7 million of amounts previously reserved against possible writedowns on OREO properties as such reserves were no longer deemed necessary by management.





       16 2of2
The Federal Deposit Insurance Corporation ("FDIC") assessment decreased by $1.2 million or 17.3 percent and $2.5 million or 17.3 percent for the three months and six months ended June 30, 1995 compared to the same periods of 1994, largely as a result of a decline in the premium rate assessed against Midlantic's bank subsidiary along with a decrease in deposit funding.

The decline in legal and professional fees of $2.0 million or 17.6 percent for the second quarter of 1995 and $3.9 million or 18.3 percent for the first half of 1995, reflects, in part, lower loan workout expenses which is the result of the Corporation's declining level of problem assets. Also, during the fourth quarter of 1994, Midlantic discontinued utilizing the services of an outside third party to assist in the origination of loans to automobile purchasers that are originated through the selling dealer. Midlantic now originates such loans directly through various automobile retailers with which it has a customer relationship. Prior to this change, fees amounting to approximately $2.5 million on an annualized basis were recognized as professional fees.

As a result of $6.1 million of expenses incurred in the second quarter of 1994 for the then proposed consolidation of CB and MNB, miscellaneous expenses declined by $4.4 million and $4.7 million in the second quarter and first six months of 1995, respectively.

INCOME TAXES
____________
Midlantic recorded income tax expenses of $33.7 million and $12.2 million in the second quarters of 1995 and 1994, respectively. For the first six months of 1995 and 1994 income tax expenses amounted to $65.8 million and $14.5 million, respectively. The tax provision for the second quarter and year-to-date 1995 reflected the Corporation's federal and state income taxes on operating earnings without benefit of significant income tax credits. Tax expenses recorded in the second quarter of 1994 were comprised of tax benefits of $21.2 million, related to a reduction in the tax valuation reserve, and $33.4 million of federal and state income tax expenses on operating earnings. For the first six months of 1994, tax benefits related to a reduction in the tax valuation reserve amounted to $41.5 million, while federal and state income tax expenses totalled $56.0 million. The tax valuation reserve adjustments were the result of Midlantic's assessment of the future realization of its deferred tax asset based upon estimated future profitability. At December 31, 1994, the Corporation determined that a tax valuation reserve was no longer necessary.


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


















       18 1of2
FINANCIAL CONDITION
JUNE 30, 1995 VS. DECEMBER 31, 1994

ASSET QUALITY
_____________
As of June 30, 1995, nonaccrual loans and OREO ("nonaccrual assets") totalled $187 million or 1.36 percent of total assets compared to $248 million or 1.9 percent at the end of 1994. Included in nonaccrual assets at June 30, 1995 was $13 million from the acquisition of Old York. At June 30, 1995, total nonaccrual loans amounted to $129 million of which $125 million were determined by the Corporation to be impaired under the guidelines pursuant to FAS No. 114 (see "Notes to Consolidated Financial Statements - Accounting for loan impairment"). Loans are generally reported as nonaccrual (and with limited exception as impaired, pursuant to the requirements of FAS No. 114) if they are past due as to maturity or payment of principal and/or interest for a period of more than ninety days. Since December 31, 1994, nonaccrual loans have fallen by $55 million or 29.8 percent, while OREO has declined by $6 million or 9.3 percent. The levels of nonaccrual assets are significantly influenced by national and regional economic conditions.

Changes in nonaccrual loan totals are summarized in Table XII. At June 30, 1995, nonaccrual loans were primarily comprised of long term commercial mortgages (53.1 percent of the total) and commercial and financial loans (32.6 percent of the total). The relationship of each of these categories of nonaccrual loans to its respective loan portfolio was 4.16 percent commercial mortgages and 1.31 percent commercial and financial.

Construction and development loans and long-term commercial mortgage loans ("commercial real estate loans") that were nonaccrual at quarter-end 1995 collectively amounted to $77 million, of which 37.8 percent comprised industrial/warehouse, 13.9 percent office buildings and 13.6 percent residential properties (see Tables IX and X). Total commercial real estate loans continued to contract during the past twelve months as indicated in the following table:


COMMERCIAL REAL ESTATE LOANS

                                             JUNE 30     Dec. 31    June 30
FOR THE QUARTER ENDED (In millions)             1995        1994       1994
___________________________________________________________________________
Long-term commercial mortgage loans           $1,644      $1,576     $1,607
Construction and development loans               526         598        697
___________________________________________________________________________
Total commercial real
  estate loans                                $2,170      $2,174     $2,304
===========================================================================

The decline in total commercial real estate loans was primarily due to principal paydowns, the transfer of loans to OREO, and loan charge-offs.









       18 2of2
Midlantic has restructured certain loans in instances where a determination was made that greater economic value would be realized under new terms than through foreclosure, liquidation or other disposition. Such loans are accounted for in accordance with generally accepted accounting principles ("GAAP"). Renegotiated loans amounted to $38 million at June 30, 1995 compared with $60 million at year-end 1994. The effective interest rate as calculated under GAAP on these renegotiated loans is 9.33 percent. In those cases in which average current yield differs from the effective yield, Midlantic's management has elected to recognize income prospectively on the more conservative average current yield basis until certain contingencies are met. At both June 30, 1995 and December 31, 1994, the average current yield and the effective interest rate on renegotiated loans were substantially the same. During the first six months of 1995, Midlantic did not restructure any loans that would have been accounted for under the provisions of FAS No. 114.

OREO, which represents real property for which the Corporation has obtained legal title, amounted to $58 million at June 30, 1995, compared with the December 31, 1994 level of $64 million (which has been restated to exclude in-substance foreclosures). Pursuant to FAS No. 114, on January 1, 1995, in-substance foreclosures were reclassified from OREO to loans. Midlantic also elected to reclassify all appropriate historical data (see "Notes to Financial Statements - Accounting for loan impairment"). The decline in OREO since December 31, 1994 primarily reflected sales of OREO properties of $18 million, partially offset by additions to OREO totalling $13 million (see Table XVI).

Accruing loans past due ninety days or more as to interest or principal payments which do not meet the criteria for loan impairment under FAS No. 114 (in 1995) amounted to $32 million and $30 million at June 30, 1995 and December 31, 1994, respectively.

Midlantic originated or participated in highly leveraged transactions ("HLTs"), which represent loans for the buyout, acquisition or recapitalization of an existing business resulting in a significant increase in the leverage of the borrower. As previously defined by bank regulators, 10 HLTs in the amount of $97 million were outstanding at June 30, 1995 and Midlantic is committed to lend an additional $55 million to these HLT borrowers. At December 31, 1994, Midlantic had 13 reportable HLT outstandings amounting to $85 million and unfunded commitments to HLT borrowers of $52 million. Midlantic's entire HLT exposure is comprised of senior debt. HLTs comprised 1.1 percent of total loans at June 30, 1995 and their contribution to total revenue was modest.

The Corporation's foreign outstandings (nearly two-thirds representing money market assets) at June 30, 1995, all of which were dollar denominated, amounted to $118 million or .9 percent of total consolidated assets as compared with $151 million or 1.1 percent at year-end, 1994. At both June 30, 1995 and December 31, 1994, no individual country exposure exceeded .75 percent of total assets.


ALLOWANCE FOR LOAN LOSSES
_________________________
Midlantic considers various factors in determining the appropriate level of the allowance for loan losses ("ALL"), including an assessment of the financial condition of individual borrowers, a determination of the value and adequacy of underlying collateral (based on appraisals, where appropriate or required), the composition and balance of the credit portfolio, a review of historical loss experience and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the condition of the national and regional economies and the level and trend of interest rates are also considered. Beginning in 1995, the recognition of impaired loans and specific allowances that must be determined for such loans are also factored into the Corporation's determination of an adequate ALL (see "Notes to Financial Statements - Accounting for loan impairment"). Additions to the ALL are made through provisions charged against current operations and through any recoveries on loans previously charged off. Midlantic's ALL amounted to 3.91 percent and 4.23 percent of total loans, net of unearned income, at June 30, 1995 and December 31, 1994, respectively. At June 30, 1995, the ratio of the ALL to nonaccrual loans was 263 percent compared with 191 percent at December 31, 1994.

In connection with the Corporation's bulk sale of distressed real estate assets, during the first six months of 1994, $8 million was charged-off on loans that had been designated during that period as held for accelerated disposition.

Midlantic's net charge-offs of $19.9 million for the first six months of 1995 compares to $38.0 million for the corresponding period of 1994 (which does not include the above-mentioned charge-offs on loans sold in bulk sales transactions). Net charge-offs as a percent of average loans, on an annualized basis, amounted to .49 percent, as compared with .92 percent for the first six months of 1994 and .80 percent for the year ended December 31, 1994. Net charge-offs in 1995 principally reflected net losses incurred on commercial real estate loans ($9 million), loans to individuals ($6 million) and commercial and financial loans ($4 million).

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

Midlantic considers its ALL as of June 30, 1995 to be adequate based upon the size and risk characteristics of the credit portfolio outstanding at that date, including the uncertainties that prevail in the economy (including uncertainties in the real estate market). Management believes that provisioning levels in the near-term will remain low.


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

At June 30, 1995, investment securities totalled $3.3 billion, up $562 million or 20.4 percent from the $2.8 billion recorded at December 31, 1994. The investment securities portfolio at June 30, 1995 included $2.5 billion of held-to-maturity securities, $814 million of available-for-sale ("AFS") securities and $27 million of trading securities. On June 30, 1995, Midlantic recorded, as a component of shareholders' equity, an unrealized holding gain on AFS securities, net of taxes, of $4.2 million, compared to a $3.1 million unrealized holding loss, net of taxes, recorded at the end of 1994. Upon adoption of FAS No. 115 in the first quarter of 1994, Midlantic had recorded a $1.9 million gain, net of taxes, on AFS securities.

Net unrealized appreciation on Midlantic's held-to-maturity securities portfolio, amounted to $23 million at June 30, 1995, comprised of gross unrealized gains of $41 million and gross unrealized losses of $18 million (see Table VI). At December 31, 1994, net unrealized depreciation on the Corporation's held-to-maturity portfolio amounted to $90 million, comprised of gross unrealized losses of $91 million and gross unrealized gains of $1 million. The unrealized depreciation on the held-to-maturity portfolio at year-end 1994 in management's judgment was a temporary decline caused by the rise in market interest rates. Stabilizing interest rates in 1995 coupled with changes in the mix of the held-to-maturity portfolio contributed to net unrealized appreciation at June 30, 1995.

At June 30, 1995, the held-to-maturity securities portfolio was primarily comprised of $828 million of federal agency mortgage-backed securities (with a weighted average maturity of less than six years) and $1.6 billion of U.S. Treasury securities with a remaining average maturity of approximately 1.7 years. The AFS securities portfolio consisted of $703 million of U.S. Treasury obligations with a remaining average maturity of approximately 2 years, $49 million of federal agency mortgage-backed securities (substantially all of which were sold in July 1995) and $62 million of equity and state and municipal securities.


MONEY MARKET INVESTMENTS
________________________
The Corporation presently invests a portion of its available funds in short-term money market investments, including federal funds sold, term federal funds sold, interest-bearing deposits in other banks, reverse repurchase agreements and commercial paper. At June 30, 1995, money market investments totalled $565.8 million or 4.5 percent of total interest-earning assets compared with $1.1 billion or 9.2 percent of interest-earning assets at year-end 1994. The decrease in money market investments since year-end 1994 compared to June 30, 1995, reflects increased levels of investment securities and loans outstanding.

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

Earnings exposure to interest rates arises from a variety of factors, a primary source of which is mismatches in the maturity and repricing distribution of the Corporation's assets and liabilities, including hedging positions created by interest rate swaps (subsequently discussed in this section). For example, at any specified period of time, if more of the Corporation's outstanding assets are scheduled to mature or to reprice earlier than its liabilities, the Corporation's earnings may be vulnerable to a decline in the general level of interest rates because in this circumstance the Corporation's asset yields would decline sooner than its funding costs. Conversely, if more of the Corporation's liabilities reprice or mature earlier than its assets, earnings may be exposed to an increase in the general level of interest rates since funding costs would tend to rise before asset yields. This type of risk is approximately illustrated in the "static gap" model which calculates the excess of assets or liabilities (including interest rate swaps) outstanding at June 30, 1995, that are due to mature, to be repriced, or assumed to be repriced in various time intervals. On June 30, 1995, Midlantic estimated that slightly more liabilities than assets were repricing or maturing during the subsequent one year period. This estimate includes certain assumptions about the timing of rate changes on liabilities without stated maturities and the effect on NII of changing levels of noninterest-bearing funding such as demand deposit balances. The actual or assumed amount of liabilities in excess of assets subject to maturing or repricing within one year of June 30, 1995 was approximately $720 million, an amount which management believes would result in an acceptable (within policy limits) change in NII if interest rates were to rise or fall by amounts similar to recent years. On the other hand, greater market interest rate volatility would tend to have a more significant impact on prospective NII. Midlantic manages its interest sensitivity position with the objective of avoiding material mismatching of the amounts of assets and liabilities subject to rate changes within each significant time interval.

In order to maintain earnings and capital exposure to interest rate changes within prudent bounds, Midlantic utilizes interest rate swaps to hedge existing balance sheet items that have a high degree of inverse rate correlation to the swap. Most of the interest rate swaps outstanding as of June 30, 1995 entitled Midlantic to receive or pay a fixed rate of interest to the final maturity of each swap in exchange for a variable rate of interest, which is reset quarterly and generally tied to the six month LIBOR (an internationally recognized interest rate index). At June 30, 1995, Midlantic also held $300 million (notional value) of interest-rate swaps for which it pays an interest rate tied to the prime rate and receives LIBOR. Such swaps are utilized as hedges against the risk that funding costs might rise faster than the prime rate on the underlying hedged prime rate-based commercial mortgage loans. Midlantic did not hold any interest rate swap contracts for trading purposes.
       23 1of2
INTEREST RATE SWAPS JUNE 30, 1995
                                         Weighted   Weighted    Net Exchange
                                          Average    Average            Rate
                                 Notional   Fixed   Variable       Favorable
(In millions)                     Amounts    Rate       Rate    (Unfavorable)
____________________________________________________________________________
Receive a fixed
  rate of interest
   Hedging commercial and
    financial loans                $1,450    5.99%     6.11%            (.12)%
   Hedging construction and
    development loans                  25    5.39      6.25             (.86)
   Hedging long-term
    commercial mortgage loans         300    5.83      6.18             (.35)
   Hedging retail certificates
    of deposit                        825    5.71      6.18             (.47)
   Hedging money market
    investments                       200    7.23      6.01             1.22
Pay a fixed rate of interest
  (all hedging U.S. government
  agency securities)                  599    4.68      6.14             1.46
Receive and pay a
  variable rate of
  interest (all hedging               300     N/A     {5.50  receive   {
  long-term commercial                                {                {(.96)
  mortgage loans)                                     {6.46  pay       {
============================================================================

The notional amounts listed in the above table represent the base on which interest due each counterparty is calculated. The notional amounts do not represent amounts actually exchanged by the counterparties and are therefore not recorded on the balance sheet. At June 30, 1995, Midlantic did not have any interest rate swaps tied other than to a fixed rate, LIBOR or the prime rate, nor did the Corporation maintain or utilize, at that time, any exchange traded futures contracts, options or other exchange traded off-balance sheet derivative financial instruments. At that date, Midlantic did not engage in any swap transactions as an intermediary, although the Corporation may decide to do so in the future if customer demand warrants. Midlantic is not a party to any leveraged derivative contract.


INTEREST RATE SWAP CONTRACTS-ACTIVITY DURING 1995

(In millions)
______________________________________________________________________
Notional amount of interest rate
 swaps at December 31, 1994                                     $3,449
New swaps (all receiving a fixed interest rate)                    650
Matured swaps (all receiving a fixed interest rate)               (400)
______________________________________________________________________
Notional amount of interest rate
 swaps at June 30, 1995                                         $3,699
======================================================================






       23 2of2
Credit risk associated with interest rate swap contracts arises from the potential for a counterparty to default on its obligations. Midlantic attempts to limit credit risk by transacting only with the most creditworthy counterparties. All counterparties to contracts in place as of June 30, 1995 were associated with organizations having securities rated as investment grade by independent rating agencies.

As of June 30, 1995, the estimated credit exposure associated with interest rate swap contracts was approximately $32 million representing those swaps that show a positive (favorable) mark-to-market position. Management believes that the swap contracts it had in place as of June 30, 1995 have been effective tools in the control of interest rate risk.















































       24 1of2
The following table describes the direct impact of interest rate swaps on NII. During the periods indicated, Midlantic used such swaps exclusively as one of several tools to manage interest rate risk. Any net benefit from these interest rate contracts is intended as an offset to changing levels of NII related to specific assets or liabilities on the Corporation's balance sheet. Therefore, the net interest income from swap contracts alone (see table below) is not necessarily indicative of the effectiveness of the hedged position as a whole.


IMPACT OF INTEREST RATE SWAPS ON NET INTEREST INCOME

                                                    SIX MONTHS ENDED
                                                        JUNE 30
                                                  Favorable (Unfavorable)
                                            _______________________________
(In thousands)                                 1995                    1994
___________________________________________________________________________
Interest income                             $   754                 $14,236
Interest expense                             (2,265)                 10,545
___________________________________________________________________________
  Net interest income                       $(1,511)                $24,781
===========================================================================
[CAPTION]

MATURITY DISTRIBUTION AND SUMMARY OF FAIR VALUES
OF SWAP CONTRACTS IN PLACE AS OF JUNE 30, 1995

                                                   NOTIONAL AMOUNTS
                                         _________________________________________
                                         Receive       Pay    Receive and
(In millions)                              Fixed     Fixed   Pay Variable    Total
__________________________________________________________________________________
1995 - Fourth quarter                     $1,000      $ --           $ --   $1,000
1996                                         900        --            300    1,200
1997                                         250       599             --      849
1998 and after                               650        --             --      650
                                          ------      ----           ----   ------
Total interest rate swaps                 $2,800      $599           $300   $3,699
                                          ======      ====           ====   ======
FAIR VALUE OF INTEREST RATE SWAPS
(In thousands)
__________________________________________________________________________________
  Contracts with a positive
    mark-to-market position              $16,544   $14,874          $ 151  $31,569
  Contracts with a negative
    mark-to-market position               (3,976)       --           (985)  (4,961)
                                         -------   -------          -----  -------
Net fair value of interest rate swaps    $12,568   $14,874          $(834) $26,608
                                         =======   =======          =====  =======





       24 2of2
LIQUIDITY
_________
GENERAL
Liquidity represents the Corporation's ability to efficiently fulfill its funding obligations at reasonable cost. Through its ALCO, Midlantic addresses the liquidity requirements of its holding company and its major subsidiaries on both a short-term and long-term basis using a variety of operating scenarios that take into account the effect of both quantitative and qualitative influences. These influences include national and regional economic conditions, the interest rate environment, loan quality, unfunded commitments, projections of deposit and loan growth and key ratio analyses.
On a longer-term basis, liquidity is projected using investment and funding alternatives that take into consideration the Corporation's strategic objectives.

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





































       25 1of2
To fund possible future growth in loans and other longer-term interest-earning assets, Midlantic expects to first utilize a major portion of its money market investments and proceeds from scheduled loan payments. Liquidity may also be generated by the possible sale or securitization of existing assets as well as through increases in core deposits to the extent available.


LIQUIDITY RATIOS

                                       June 30    December 31       June 30
                                          1995           1994          1994
___________________________________________________________________________
Liquidity ratio (1)                      28.70%         30.72%        29.46%
Funding ratio (2)                          .53          (7.77)       (11.80)
Total loans, net of unearned
 income, as a % of total deposits        79.51          76.40         75.57
Core deposits as a % of total
 loans, net of unearned income          118.82         125.29        127.48
Unfunded loan commitments as a
 % of loans outstanding                  32.41          33.00         35.22
===========================================================================
(1) Ratio of net short-term assets to net funding liabilities.
(2) Total purchased funds less investment securities due in one year and money market investments as a percent of investment securities due in more than one year and total loans, net of unearned income.


At June 30, 1995, Midlantic had unfunded loan commitments outstanding of $2.8 billion compared to $2.7 billion outstanding at December 31, 1994. Takedowns on commitments have been occurring during the normal course of business at levels that have not adversely affected the Corporation's liquidity.


PARENT COMPANY
MC requires sources of funds to meet contractual obligations, including servicing long-term debt, and cash dividend payments on the Corporation's common stock.

MC's liquidity (cash on hand, money market investments and available-for-sale securities), which is managed in conjunction with the short-term resources of the Corporation's nonbank subsidiaries, was in excess of $250 million at June 30, 1995. During the first six months of 1995, a portion of MC's liquid assets was used to fund the Corporation's repurchase of 1.7 million of its common shares for a total of $61.2 million and $50.0 million for the redemption of its Preferred Stock-A. See "Recent Activities of the Corporation (1994 and 1995)". Ongoing parent company operating and interest expenses and dividends are expected to be fully funded from dividend payments and management fees from MB.











       25 2of2
CAPITAL ADEQUACY
________________
Midlantic places a high priority on maintaining levels of capital that exceed minimum bank regulatory guidelines and position the organization to compete effectively in its market areas.

In recent years, in addition to the retention of earnings, Midlantic has increased its capital through a variety of actions, including common stock offerings in August 1992 and May 1993. As a result, the Corporation's capital ratios, as well as the capital ratios of MB and its predecessors, MNB and CB, have significantly increased. Federal bank regulators utilize risk-based and leverage ratios to assess capital adequacy. As of June 30, 1995, Midlantic reported a tier 1 risk-based capital ratio of 12.57 percent, a total risk-based capital ratio (tier 1 plus tier 2 capital) of 16.63 percent and a leverage ratio of 9.08 percent. These ratios compare with minimum regulatory guidelines of 4.00 percent for tier 1, 8.00 percent for total capital and 3.00 percent for leverage.

As of June 30, 1995, MB had a tier 1 risk-based capital ratio of 13.79 percent and a total risk-based capital ratio of 15.07 percent. MB's leverage ratio as of June 30, 1995 was 10.13 percent.



CAPITAL RATIOS

                              JUNE 30   March 30     Dec. 31      Sept. 30    June 30
                                 1995       1995        1994          1994       1994
_____________________________________________________________________________________
   Tier 1 risk-based
     Midlantic                  12.57%     13.58%      13.07%        12.01%     10.85%
     MB                         13.79      14.17       14.12         13.20      12.34
   Total risk-based
     Midlantic                  16.63      17.77       17.22         16.10      14.87
     MB                         15.07      15.45       15.40         14.48      13.62
   Leverage
     Midlantic                   9.08       9.43        9.43          8.87       8.17
     MB                         10.13      10.04       10.39          9.94       9.27
                                =====      =====       =====         =====      =====




In April 1994, MC's Board approved a quarterly cash dividend on MC's common stock of $.10 per common share. Subsequently, in July 1994 and October 1994, MC's Board declared quarterly cash dividends of $.13 and $.17 per common share, respectively. In 1995, quarterly cash dividends declared on MC common stock continued to increase to $.22 (declared in January) and $.32 (declared in April). The third quarter dividend (declared in July) remained at $.32 per common share. See "Recent Activities of the Corporation (1994 and 1995)."



As mentioned in "Recent Activities of the Corporation (1994 and 1995)," Midlantic announced in April 1995, that its Board authorized repurchase of up to five million shares of MC's common stock. Also, on June 30, 1995, the Corporation redeemed all outstanding shares of Preferred Stock-A for $50 million.

LINE OF BUSINESS RESULTS
________________________
Midlantic is organized and managed along its major lines of business:
Commercial, Retail Banking and Trust and Financial Management Services. The Corporation separately accounts for these activities in order to facilitate management's analysis of performance by defined business lines. Unlike financial accounting, which has been formalized by generally accepted accounting principles as set by recognized rulemaking bodies, cost and revenue allocations used to develop business line results are less standardized. The methodologies employed for these allocations are part of an evolving process and are under periodic review for changing circumstances. A summary of operating results for the six months ended June 30, 1995 and 1994 by major business line is presented in the "Line of Business Results" table on the following page.

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


       28 1of2

LINE OF BUSINESS RESULTS

                                    SIX MONTHS ENDED                    SIX MONTHS ENDED
                                      JUNE 30, 1995                       June 30, 1994
                               NET        AVERAGE                Net        Average
(In thousands)              INCOME         ASSETS     ROA     Income         Assets     roa
________________________________________________________________________________________
Commercial                $ 29,556(1) $ 4,754,840    1.25%  $ 35,092(1) $ 5,269,324    1.34%
Retail Banking              60,286      4,262,579    2.85     43,548      4,113,152    2.14
Trust and Financial
 Management Services         3,704         27,710     N/M      4,521         25,700     N/M
All Other Activities        16,170      4,219,153     .77     (6,499)(2)  4,275,474    (.31)
FAS No. 109 Tax Benefits        --             --      --     41,442             --      --
                          --------    -----------    ----   --------    -----------    ----
  Total                   $109,716    $13,264,282    1.67%  $118,104    $13,683,650    1.74%
                          ========    ===========    ====   ========    ===========    ====

ROA - Return on average assets (net income as a percent of average assets)
N/M - Not Meaningful
(1) Includes the after-tax contribution of net gains on asset dispositions of $1.891 million in 1995 and $15.284 million in 1994.  Excluding these one-time credits, net income amounted to $27.665 million (or an ROA of 1.17 percent) in 1995 and $19.808 million (or an ROA of .76 percent) in 1994.
(2) Includes a $7.528 million charge representing the cumulative effect of the change in accounting for postemployment benefits.

Comments regarding the 1995 results follow.



Commercial
__________
Commercial loans on average decreased by $495 million or 9.2 percent from the first six months of 1994 compared to the same period in 1995. This decline primarily reflects the bulk sales of real estate assets and other actions by management to reduce problem assets along with the runoff of construction loan outstandings and modest demand for new lending, although in recent months such demand appears to be increasing. Absent the decline in loan balances due to continuing asset quality improvement efforts, commercial loans would have reflected a small increase similar to Midlantic's regional peers. Most loan originations have been with customers in the Corporation's market area (Midlantic has generally not originated or purchased loans from borrowers located outside its market). During the first quarter of 1995, MB signed an agreement with Morgan Guaranty Trust Company of New York ("Morgan") to provide long-term commercial mortgage financing to Midlantic's clients. Under the terms of the agreement, MB will originate and service commercial mortgage loans, which Morgan will package, securitize and sell to investors.

Excluding net gains on the disposition of assets, net income rose by $7.9 million or 39.7 percent primarily reflecting the favorable impact on prime-based loans of the increase in market interest rates together with the Corporation's continuing efforts to control operating expenses.



       28 2of2
Retail Banking
______________
In addition to loans and other consumer-related interest-earning assets, the Retail Banking group is credited with interest income on deposit funding it generates but which is employed by other business lines. Therefore, part of the income credited to the consumer business line is not related to the average asset base it specifically manages. Consequently, the ROA calculated in the table above is high relative to the commercial business lines which employ some of the funding generated by the consumer group. An adjusted ROA to include all of the funding that Retail Banking generates for other business lines would amount to 1.15 percent in 1995 as compared to .79 percent in 1994.

Average consumer loans increased by $162 million or 5.0 percent from year-to-date 1994 reflecting increasing penetration of Midlantic's targeted retail markets.

Trust and Financial Management Services
_______________________________________
Assets under management at June 30, 1995 amounted to $11.8 billion at market values. Revenues in this business line are derived from estate management fees, investment advisory fees and service fees such as those generated by discount brokerage activities. The decline in net income for the six months ended June 30, 1995 reflected higher salary and benefits paid to sales personnel to promote mutual fund and annuity sales. These sales efforts are anticipated to benefit future periods.


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

                        MIDLANTIC CORPORATION AND SUBSIDIARIES


                               STATISTICAL TABLES TO
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND RESULTS
                                   OF OPERATIONS

                             Midlantic Corporation and Subsidiaries
           TABLE I - ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX-EQUIVALENT BASIS)
                                     (In thousands)

FOR THE SIX MONTHS
ENDED JUNE 30, 1995 VS. 1994                         VOLUME(a)         RATE(a)(b) TOTAL
                                                   ________         _______     _______
INTEREST-EARNING ASSETS
  Interest-bearing deposits
   in other banks                                  $ (8,829)        $ 4,025     $(4,804)
  Other short-term investments                      (15,593)         11,329      (4,264)
  Investment securities (c)                          22,437          30,265      52,702
  Commercial and financial loans(d)(e)(f)            (1,896)         20,122      18,226
  Real estate loans(d)(e)(f)                        (13,030)         14,533       1,503
  Loans to individuals(d)(e)(f)                       8,577           6,062      14,639
                                                   ________         _______     _______
    Total interest-earning assets                    (8,334)         86,336      78,002
                                                   ________         _______     _______
INTEREST-BEARING SOURCES OF FUNDS USED TO
  FINANCE INTEREST-EARNING ASSETS
  Domestic savings and time deposits                 (6,712)         35,127      28,415
  Overseas branch deposits                              (49)             96          47
  Short-term borrowings                                 640           8,909       9,549
  Long-term debt                                       (120)             11        (109)
                                                   ________         _______     _______
    Total interest-bearing sources
      of funds used to finance
      interest-earning assets                        (6,241)         44,143      37,902
                                                   ________         _______     _______
CHANGE IN NET INTEREST INCOME                      $ (2,093)        $42,193     $40,100
                                                   ========         =======     =======

(a) The changes which cannot be attributed solely to changes in the balances (volume) or to changes in the rates are allocated to these categories on the basis of their respective percentage changes.
(b) Includes the effect of interest rate swap positions.
(c) Includes a net increase of $2.114 million adjusted to a tax-equivalent basis, using a 35 percent federal income tax rate.
(d) Includes a net increase of $3.686 million adjusted to a tax-equivalent basis, using a
    35 percent federal income tax rate.
(e) Includes income from loan fees which is not significant.
(f) Includes nonaccrual loans.













<PAGE 32> 1of2

                              Midlantic Corporation and Subsidiaries
                    TABLE II - COMPARATIVE CONSOLIDATED AVERAGE BALANCE SHEET
                            WITH RESULTANT INTEREST AND AVERAGE RATES
                                        (In thousands)

FOR THE THREE MONTHS ENDED                   JUNE 30, 1995                   JUNE 30, 1994
                                   _____________________________  ______________________________
                                       AVERAGE           AVERAGE      Average            Average
                                       BALANCE   INTEREST   RATE      Balance   Interest    Rate
                                   ___________   ________  _____  ___________   ________    ____
ASSETS
 Interest-earning assets
  Interest-bearing deposits        $   107,978   $  1,675   6.22% $   490,166   $  4,705    3.85%
  Other short-term investments         545,479      8,834   6.50    1,311,013     12,723    3.89

  U.S. Treasury securities           2,351,310     37,453   6.39    1,090,437      9,086    3.34
  Obligations of U.S.
   government agencies                 841,927     15,216   7.25      970,814     15,896    6.57
  Obligations of states and
   political subdivisions(1)            33,763        676   8.03       13,304        228    6.87
  Other securities                      61,282      2,118  13.86       66,908        950    5.70
                                   ___________   ________  _____  ___________   ________    ____
   Total investment securities       3,288,282     55,463   6.77    2,141,463     26,160    4.90
                                   ___________   ________  _____  ___________   ________    ____
  Commercial and financial
   loans                             3,065,093     72,705   9.51    3,093,633     61,555    7.98
  Real estate loans                  2,673,062     60,452   9.07    2,874,082     58,763    8.20
  Loans to individuals               2,598,115     56,551   8.73    2,372,945     48,878    8.26
                                   ___________   ________  _____  ___________   ________    ____
   Total loans(1)(2)(3)(4)           8,336,270    189,708   9.13    8,340,660    169,196    8.14
                                   ___________   ________  _____  ___________   ________    ____
   Total interest-earning
     assets                         12,278,009    255,680   8.35   12,283,302    212,784    6.95
                                   ___________   ________  _____  ___________   ________    ____
 Noninterest-earning assets
  Cash and due from banks              774,041                        763,459
  Other assets                         690,841                        858,598
  Allowance for loan losses           (340,383)                      (378,875)
                                   ___________                    ___________
   Total noninterest-earning
    assets                           1,124,499                      1,243,182
                                   ___________                    ___________
Total assets                       $13,402,508                    $13,526,484
                                   ___________                    ___________
LIABILITIES AND SHAREHOLDERS'
  EQUITY
 Interest-bearing liabilities
  Domestic savings and time
   deposits                        $ 7,975,797     70,385   3.54  $ 8,468,288     53,533    2.54
  Overseas branch deposits               6,194         85   5.50       12,954        114    3.53
  Short-term borrowings                858,607     12,457   5.82      644,947      5,579    3.47
  Long-term debt                       372,849      8,583   9.23      374,483      8,619    9.23
                                   ___________   ________  _____  ___________   ________    ____
   Total interest-bearing
    liabilities                      9,213,447     91,510   3.98    9,500,672     67,845    2.86
                                   ___________   ________  _____  ___________   ________    ____
       32 2of2

 Noninterest-bearing liabilities
   and shareholders' equity
  Demand deposits                    2,595,539                      2,666,221
  Other liabilities                    195,745                        166,796
                                   ___________                    ___________
   Total noninterest-bearing
      liabilities                    2,791,284                      2,833,017
                                   ___________                    ___________
  Shareholders' equity               1,397,777                      1,192,795
                                   ___________                    ___________
Total liabilities and
 shareholders' equity              $13,402,508                    $13,526,484
                                   ___________                    ___________
NET INTEREST INCOME                              $164,170                       $144,939
                                                 ========                       ========
INTEREST INCOME AS A % OF
 AVERAGE INTEREST-EARNING ASSETS                            8.35%                           6.95%
                                                           =====                            ====
INTEREST EXPENSE AS A % OF
AVERAGE INTEREST-EARNING ASSETS                             2.99%                           2.22%
                                                           =====                            ====
NET INTEREST MARGIN (5)                                     5.36%                           4.73%
                                                           =====                            ====

See Notes to Comparative Consolidated Average Balance Sheet with Resultant Interest and
Average Rates.































       33 1of2

                               Midlantic Corporation and Subsidiaries
                     TABLE III - COMPARATIVE CONSOLIDATED AVERAGE BALANCE SHEET
                              WITH RESULTANT INTEREST AND AVERAGE RATES
                                         (In thousands)
FOR THE SIX MONTHS ENDED                     JUNE 30, 1995               JUNE 30, 1994
                                       AVERAGE           AVERAGE      Average             Average
                                       BALANCE   INTEREST   RATE      Balance    Interest    Rate
                                   ___________   ________  _____  ___________    ________    ____
ASSETS
 Interest-earning assets
  Interest-bearing deposits        $   164,693   $  4,865   5.96% $   529,320    $  9,669    3.68%
  Other short-term investments         588,604     18,256   6.25    1,252,561      22,520    3.63

  U.S. Treasury securities           2,241,131     70,655   6.36    1,175,608      21,142    3.63
  Obligations of U.S.
   government agencies                 852,269     30,629   7.25    1,005,928      30,429    6.10
  Obligations of states and
   political subdivisions               29,305      1,214   8.35       13,838         497    7.24
  Other securities                      61,590      4,160  13.62       68,159       1,888    5.59
                                   ___________   ________  _____  ___________    ________    ____
   Total investment securities       3,184,295    106,658   6.75    2,263,533      53,956    4.81
                                   ___________   ________  _____  ___________    ________    ____
  Commercial and financial loans     3,004,933    138,818   9.32    3,052,242     120,592    7.97
  Real estate loans                  2,665,310    118,709   8.98    2,978,111     117,206    7.94
  Loans to individuals               2,547,831    109,230   8.65    2,342,813      94,591    8.14
                                   ___________   ________  _____  ___________    ________    ____
   Total loans(1)(2)(3)(4)           8,218,074    366,757   9.00    8,373,166     332,389    8.01
                                   ___________   ________  _____  ___________    ________    ____
   Total interest-earning
     assets                         12,155,666    496,536   8.24   12,418,580     418,534    6.80
                                   ___________   ________  _____  ___________    ________    ____
 Noninterest-earning assets
  Cash and due from banks              761,894                        768,685
  Other assets                         692,285                        886,696
  Allowance for loan losses           (345,563)                      (390,311)
                                   ___________                    ___________
   Total noninterest-earning
    assets                           1,108,616                      1,265,070
                                   ___________                    ___________
Total assets                       $13,264,282                    $13,683,650
                                   ___________                    ___________
LIABILITIES AND SHAREHOLDERS'
  EQUITY
 Interest-bearing liabilities
  Domestic savings and time
   deposits                        $ 7,990,594    135,621   3.42  $ 8,570,036     107,206    2.52
  Overseas branch deposits               8,787        236   5.42       11,325         189    3.37
  Short-term borrowings                716,109     20,371   5.74      681,170      10,822    3.20
  Long-term debt                       372,918     17,170   9.28      375,523      17,279    9.28
                                   ___________   ________  _____  ___________    ________    ____
   Total interest-bearing
    liabilities                      9,088,408    173,398   3.85    9,638,054     135,496    2.83
                                   ___________   ________  _____  ___________    ________    ____



       33 2of2

 Noninterest-bearing liabilities
   and shareholders' equity
  Demand deposits                    2,596,775                      2,720,209
  Other liabilities                    183,156                        157,299
                                   ___________                    ___________
   Total noninterest-bearing
      liabilities                    2,779,931                      2,877,508
                                   ___________                    ___________
  Shareholders' equity               1,395,943                      1,168,088
                                   ___________                    ___________
Total liabilities and
 shareholders' equity              $13,264,282                    $13,683,650
                                   ___________                    ___________
NET INTEREST INCOME                              $323,138                        $283,038
                                                 ========                        ========
INTEREST INCOME AS A % OF
 AVERAGE INTEREST-EARNING ASSETS                            8.24%                            6.80%
                                                           =====                             ====
INTEREST EXPENSE AS A % OF
 AVERAGE INTEREST-EARNING ASSETS                            2.88%                            2.20%
                                                           =====                             ====
NET INTEREST MARGIN (5)                                     5.36%                            4.60%
                                                           =====                             ====

See Notes to Comparative Consolidated Average Balance Sheet with Resultant Interest and
Average Rates.
































Midlantic Corporation and Subsidiaries
NOTES TO COMPARATIVE CONSOLIDATED AVERAGE BALANCE SHEET
WITH RESULTANT INTEREST AND AVERAGE RATES

(1) Interest income is reflected on a tax-equivalent basis using a 35 percent federal income tax rate.  The tax-equivalent adjustment for investment securities amounted to $1.171 million and $79 thousand for the three months ended June 30, 1995 and 1994, respectively, and $2.284 million and $170 thousand for the six months ended June 30,
    1995 and 1994, respectively.  The tax-equivalent adjustment for loans amounted to
    $2.505 million and $657 thousand for the three months ended June 30, 1995 and 1994, respectively, and $5.054 million and $1.368 million for the six months ended June 30,
    1995 and 1994, respectively.
(2) Includes loan fees.  Such income is not significant.
(3) Includes nonaccrual loans.
(4) Net of unearned income.
(5) Net interest margin is net interest income (on a tax-equivalent basis) as a percent of average interest-earning assets.  On an actual basis (not on a tax-equivalent basis) net interest margin was 5.24 percent and 4.71 percent for the three months ended June 30, 1995 and 1994, respectively, and 5.24 percent and 4.58 percent for the six months ended June 30, 1995 and 1994, respectively.





































       35 1of2

                        Midlantic Corporation and Subsidiaries
         TABLE IV - INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES
                     WITH RESULTANT INTEREST AND AVERAGE RATES
                                    (In thousands)

                                JUNE 30     MARCH 31     DEC. 31     SEPT. 30      JUNE 30
FOR THE THREE MONTHS ENDED         1995         1995        1994         1994         1994
                            ___________  ___________ ___________  ___________  ___________
INTEREST-EARNING ASSETS
  Interest-bearing deposits
    Average balance         $   107,978  $   221,408 $   286,183  $   395,985  $   490,166
    Interest income               1,675        3,190       3,604        4,313        4,705
    Average rate                   6.22%        5.84%       5.00%        4.32%        3.85%
  Other short-term
   investments
    Average balance         $   545,479  $   631,729 $ 1,099,417  $ 1,375,525  $ 1,311,013
    Interest income               8,834        9,422      14,167       15,583       12,723
    Average rate                   6.50%        6.05%       5.11%        4.49%        3.89%
  Investment securities
    Average balance         $ 3,288,282  $ 3,080,308 $ 2,439,842  $ 2,052,276  $ 2,141,463
    Interest income(1)           55,463       51,195      36,369       26,982       26,160
    Average rate(1)                6.77%       6.74%        5.91%        5.22%        4.90%
  Total loans
    Average balance         $ 8,336,270  $ 8,099,878 $ 8,151,921  $ 8,317,699  $ 8,340,660
    Interest income(1)          189,708      177,049     173,651      174,902      169,196
    Average rate(1)                9.13%       8.86%        8.45%        8.34%        8.14%
                            ___________  ___________ ___________  ___________  ___________
    Total average interest-
     earning assets         $12,278,009  $12,033,323 $11,977,363  $12,141,485  $12,283,302
    Total interest income       255,680      240,856     227,791      221,780      212,784
    Total average rate on
     interest-earning assets       8.35%        8.12%       7.55%        7.25%        6.95%
                            ===========  =========== ===========  ===========  ===========























       35 2of2

INTEREST-BEARING LIABILITIES
  Deposits
    Average balance         $ 7,981,991  $ 8,016,771 $ 8,103,600  $ 8,257,766  $ 8,481,242
    Interest expense             70,470       65,387      60,693       55,278       53,647
    Average rate                   3.54%        3.31%       2.97%        2.66%        2.54%
  Short-term borrowings
    Average balance         $   858,607  $   573,611 $   459,920  $   516,428  $   644,947
    Interest expense             12,457        7,914       5,222        5,084        5,579
    Average rate                   5.82%        5.60%       4.50%        3.91%        3.47%
  Long-term debt
    Average balance         $   372,849  $   372,987 $   373,000  $   373,000  $   374,483
    Interest expense              8,583        8,587       8,588        8,586        8,619
    Average rate                   9.23%        9.34%       9.13%        9.13%        9.23%
                            ___________  ___________ ___________  ___________  ___________
    Total average interest-
     bearing liabilities    $ 9,213,447  $ 8,963,369 $ 8,936,520  $ 9,147,194  $ 9,500,672
    Total interest expense       91,510       81,888      74,503       68,948       67,845
    Total average rate on
     interest-bearing
      liabilities                  3.98%        3.71%       3.31%        2.99%        2.86%
                            ===========  =========== ===========  ===========  ===========
NET INTEREST INCOME         $   164,170  $   158,968 $   153,288  $   152,832  $   144,939
                            ===========  =========== ===========  ===========  ===========
NET INTERET MARGIN(2)              5.36%        5.36%       5.08%        4.99%        4.73%
                            ===========  =========== ===========  ===========  ===========

(1) Interest income is presented on a tax-equivalent basis.  The tax-equivalent adjustment for investment securities using a 35 percent federal income tax rate amounted to
    $1.171 million, $1.113 million, $150 thousand, $100 thousand, and $79 thousand for the quarters ended June 30, 1995, March 31, 1995, December 31, 1994, September 30, 1994 and
    June 30, 1994, respectively.  For each of those same periods, the tax-equivalent adjustment for loans amounted to $2.505 million, $2.549 million, $2.215 million, $618 thousand and $657 thousand, respectively.
(2) Net interest margin on an actual basis (not on a tax-equivalent basis) amounted to 5.24 percent, 5.23 percent, 5.00 percent, 4.97 percent and 4.71 percent for the quarters ended June 30, 1995, March 31, 1995, December 31, 1994, September 30, 1994 and
    June 30, 1994, respectively.

                        Midlantic Corporation and Subsidiaries
            TABLE V - AVERAGE FUNDING SOURCES - BALANCES AND RATES PAID
                                (In thousands)

                                  JUNE 30     MARCH 31      DEC. 31      SEPT. 30      JUNE 30
FOR THE THREE MONTHS ENDED           1995         1995         1994          1994         1994
                              ___________  ___________  ___________   ___________  ___________
AVERAGE BALANCES
DEPOSITS
 Noninterest-bearing demand   $ 2,595,539  $ 2,598,011  $ 2,680,786   $ 2,695,792  $ 2,666,221
 Interest-bearing demand        1,280,015    1,308,677    1,346,315     1,364,251    1,391,793
 Savings                        1,623,998    1,641,782    1,652,802     1,681,768    1,659,882
 Retail money market
  accounts                      1,738,056    1,865,454    1,961,889     2,058,531    2,128,083
 CDs over $100,000                577,916      492,974      533,295       455,249      391,517
 Other time                     2,755,812    2,696,504    2,595,063     2,685,757    2,897,013
 Overseas branch deposits           6,194       11,380       14,236        12,210       12,954
                              ___________  ___________  ___________   ___________  ___________
   Total average deposits     $10,577,530  $10,614,782  $10,784,386   $10,953,558  $11,147,463
                              ===========  ===========  ===========   ===========  ===========
SHORT-TERM BORROWINGS
 Federal funds purchased      $    56,290  $    43,204  $    39,718   $    30,480  $    35,962
 Repurchase agreements            778,055      503,171      395,862       461,536      580,362
 Other short-term
  borrowings                       24,262       27,236       24,340        24,412       28,623
                              ___________  ___________  ___________   ___________  ___________
   Total average short-term
    borrowings                $   858,607  $   573,611  $   459,920   $   516,428  $   644,947
                              ===========  ===========  ===========   ===========  ===========
LONG-TERM DEBT                $   372,849  $   372,987  $   373,000   $   373,000  $   374,483
                              ===========  ===========  ===========   ===========  ===========
AVERAGE RATES
DEPOSITS
 Interest-bearing demand             1.24%        1.24%        1.21%         1.17%        1.14%
 Savings                             2.17         2.21         2.18          2.07         2.05
 Retail money market
  accounts                           3.12         3.06         2.81          2.52         2.39
 CDs over $100,000                   5.61         5.18         4.64          4.14         3.87
 Other time                          5.24         4.80         4.16          3.62         3.41
 Overseas branch deposits            5.50         5.38         4.40          4.03         3.53
                              ___________  ___________  ___________   ___________  ___________
   Total average rate
    paid on deposits                 3.54%        3.31%        2.97%         2.66%        2.54%
                              ===========  ===========  ===========   ===========  ===========
SHORT-TERM BORROWINGS
 Federal funds purchased             5.98%        5.84%        5.12%         4.52%        3.86
 Repurchase agreements               5.81         5.57         4.41          3.86         3.44
 Other short-term
  borrowings                         5.70         5.61         5.02          4.10         3.62
                              ___________  ___________  ___________   ___________  ___________
   Total average rate paid
    on short-term borrowings         5.82%        5.60%        4.50%         3.91%        3.47%
                              ===========  ===========  ===========   ===========  ===========
LONG-TERM DEBT                       9.23%        9.34%        9.13%         9.13%        9.23%
                              ===========  ===========  ===========   ===========  ===========

                             Midlantic Corporation and Subsidiaries
               TABLE VI - INVESTMENT SECURITIES - CARRYING AND FAIR VALUES
                               AND GROSS UNREALIZED GAINS AND LOSSES
                                          JUNE 30, 1995
                                          (In thousands)
                                                                       GROSS       GROSS
                                                     AMORTIZED    UNREALIZED  UNREALIZED          FAIR
HELD-TO-MATURITY                                          COST         GAINS      LOSSES         VALUE
                                                    __________       _______    ________    __________
United States Treasury securities                   $1,621,925       $40,027    $ (4,020)   $1,657,932
Obligations of United States government agencies       828,464           845     (14,101)      815,208
Obligations of states and political subdivisions        21,068            58          (4)       21,122
Other securities                                         6,561           110         (19)        6,652
                                                    __________       _______    ________    __________
                                                    $2,478,018       $41,040    $(18,144)   $2,500,914
                                                    ==========       =======    ========    ==========

                                                                       GROSS       GROSS
                                                     AMORTIZED    UNREALIZED  UNREALIZED          FAIR
AVAILABLE-FOR-SALE                                        COST         GAINS      LOSSES         VALUE
                                                    __________       _______    ________    __________
United States Treasury securities                   $  689,433       $13,154    $     (2)   $  702,585
Obligations of United States government agencies        48,768            --          (5)       48,763
Obligations of states and political subdivisions         6,284            --        (421)        5,863
Other securities                                        62,163           101      (5,877)       56,387
                                                    __________       _______    ________    __________
                                                    $  806,648       $13,255    $ (6,305)   $  813,598
                                                    ==========       =======    ========    ==========







               TABLE VII - INVESTMENT SECURITIES - GROSS REALIZED GAINS AND LOSSES*
                                    (In thousands)

                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                       JUNE 30                        JUNE 30
                                  1995          1994             1995        1994
                                  ____       _______             ____     _______
Gross realized investment
  securities gains                $184       $ 1,768             $184     $ 3,031
Gross realized investment
  securities losses                 --        (6,405)              --      (6,405)
                                  ____       _______             ____     _______
Investment securities gains       $184       $(4,637)            $184     $(3,374)
                                  ====       =======             ====     =======

* Represents gains/losses on available-for-sale securities.

       38 1of2

                               Midlantic Corporation and Subsidiaries
                                          TABLE VIII - LOANS
                                            (In thousands)

                                  JUNE 30       MARCH 31      DEC. 31     SEPT. 30     JUNE 30
                                     1995           1995         1994         1994        1994
                               __________     __________   __________   __________  __________
Commercial and financial
  loans                        $3,222,804     $3,060,195   $3,018,972   $3,041,452  $3,176,688
Real estate
  Construction and development    525,799        510,335      598,232      589,695     697,014
  Long-term commercial
   mortgage                     1,644,155      1,611,088    1,575,685    1,593,468   1,607,327
  Long-term 1-4 family
   residential                    592,976        527,671      544,428      542,653     555,883
Loans to individuals            2,837,623      2,666,960    2,663,908    2,608,270   2,524,202
                               __________     __________   __________   __________  __________
  Total loans                   8,823,357      8,376,249    8,401,225    8,375,538   8,561,114
Less: unearned income             166,936        153,362      144,850      144,257     141,794
                               __________     __________   __________   __________  __________
  Total loans, net of
    unearned income            $8,656,421     $8,222,887   $8,256,375   $8,231,281  $8,419,320
                               ==========     ==========   ==========   ==========  ==========
































       38 2of2

                          Midlantic Corporation and Subsidiaries
            TABLE IX - CONSTRUCTION AND DEVELOPMENT LOANS - PROPERTY TYPE BY STATE
                                        (In thousands)

JUNE 30, 1995            NEW JERSEY  PENNSYLVANIA    NEW YORK    FLORIDA    OTHER     TOTAL
                           ________      ________     _______    _______  _______  ________
PORTFOLIO
 Office buildings          $ 57,268      $ 62,249     $13,850    $    --  $    --  $133,367
 Shopping centers            38,630        29,179       9,101         --   20,302    97,212
 Residential                 50,426        28,569         653      8,822      660    89,130
 Land                        26,494        18,276       3,237      1,744    2,041    51,792
 Industrial/warehouse        26,218         9,761       6,921         --       --    42,900
 Hotels/motels               16,190            --          --     12,911       --    29,101
 Other                       67,987           773       8,166         --    5,371    82,297
                           ________      ________     _______    _______  _______  ________
   Total                   $283,213      $148,807     $41,928    $23,477  $28,374  $525,799
                           ========      ========     =======    =======  =======  ========
NONACCRUAL SEGMENT
 Office buildings          $    941      $     --     $    --    $    --  $    --  $    941
 Shopping centers                --            --          --         --       --        --
 Residential                  2,428           183          --         --       --     2,611
 Land                           547           706          --         --       --     1,253
 Industrial/warehouse            --            --          --         --       --        --
 Hotels/motels                1,345            --          --         --       --     1,345
 Other                           --            --          --         --    2,150     2,150
                           ________      ________     _______    _______  _______  ________
   Total                   $  5,261      $    889     $    --    $    --  $ 2,150  $  8,300
                           ========      ========     =======    =======  =======  ========
PERCENT OF NONACCRUAL
  TO PORTFOLIO                 1.86%          .60%         --%        --%    7.58%     1.58%
                           ========      ========     =======    =======  =======  ========

                              Midlantic Corporation and Subsidiaries
               TABLE X - LONG-TERM COMMERCIAL MORTGAGE LOANS - PROPERTY TYPE BY STATE
                                        (In thousands)
JUNE 30, 1995          NEW JERSEY   PENNSYLVANIA   NEW YORK    FLORIDA    OTHER       TOTAL
                         ________       ________    _______    _______  _______  __________
PORTFOLIO
 Industrial/warehouse    $271,535       $172,125    $21,611    $ 1,040  $ 7,712  $  474,023
 Office buildings         192,129        138,084      7,251         --    8,738     346,202
 Retail businesses        120,483         69,397      3,582         --      371     193,833
 Apartment houses and
   other rental
   properties              85,381         44,349      1,097      1,379    9,180     141,386
 Hospitals, medical
   centers and nursing
   homes                   80,693         39,002      1,053         --       --     120,748
 Shopping centers          35,344         54,928        369      4,000    9,733     104,374
 Automobile and truck
   sales                   49,843         16,053         83         --       --      65,979
 Hotels/motels             43,741          2,041      2,328         --   15,797      63,907
 Other                     67,614         53,245      2,078      6,996    3,770     133,703
                         ________       ________    _______    _______  _______  __________
  Total                  $946,763       $589,224    $39,452    $13,415  $55,301  $1,644,155
                         ========       ========    =======    =======  =======  ==========
NONACCRUAL SEGMENT
 Industrial/warehouse    $ 13,197       $  9,603    $ 5,611    $    --  $   590  $   29,001
 Office buildings           3,881          5,862         --         --       --       9,743
 Retail businesses          4,298             --         --         --       --       4,298
 Apartment houses and
   other rental
   properties               5,596          2,217         30         --       --       7,843
 Hospitals, medical
   centers and nursing
   homes                       75          1,343         --         --       --       1,418
 Shopping centers             119            335         --         --       --         454
 Automobile and truck
   sales                      985            447         --         --       --       1,432
 Hotels/motels                537          4,835         --         --       --       5,372
 Other                      6,312          2,197        346         --       --       8,855
                         ________       ________    _______    _______  _______  __________
  Total                  $ 35,000       $ 26,839    $ 5,987    $    --  $   590  $   68,416
                         ========       ========    =======    =======  =======  ==========
PERCENT OF NONACCRUAL
  TO PORTFOLIO               3.70%          4.55%     15.18%        --%    1.07%       4.16%
                         ========       ========    =======    =======  =======  ==========

                          Midlantic Corporation and Subsidiaries
           TABLE XI - SUMMARY OF LOAN LOSS EXPERIENCE/ALLOWANCE FOR LOAN LOSSES
                                       (In thousands)
                                      JUNE 30     MARCH 31    DEC. 31    SEPT. 30    JUNE 30
FOR THE THREE MONTHS ENDED               1995         1995       1994        1994       1994
                                     ________     ________   ________    ________   ________
Allowance at beginning of period     $337,170     $349,520   $357,163    $373,345   $387,374
Allowance of acquired bank (BOYR)       6,105           --         --          --         --
Provision charged to operating
 expense                                1,500        1,500       (433)      4,785     10,827
Loans charged off
 Commercial and financial               5,276       12,673*    12,687      11,196     20,096
 Real estate
  Construction and development            163          107        101       7,856      4,415
  Long-term commercial mortgage         7,663        3,589        285       2,120      4,603
  Long-term 1-4 family residential        197          155         13         513        180
 Loans to individuals                   5,474        5,580      5,475       7,059      6,281
                                     ________     ________   ________    ________   ________
   Total loans charged off             18,773       22,104     18,561      28,744     35,575
                                     ________     ________   ________    ________   ________
Recoveries on loans
 Commercial and financial               9,910        3,923      4,580       4,141      6,433
 Real estate
  Construction and development            320          989      3,931         932      1,255
  Long-term commercial mortgage           330          864        629         834        285
  Long-term 1-4 family residential         55            2          1           1          2
 Loans to individuals                   2,087        2,476      2,210       1,869      2,744
                                     ________     ________   ________    ________   ________
   Total recoveries on loans           12,702        8,254     11,351       7,777     10,719
                                     ________     ________   ________    ________   ________
    Net loans charged off               6,071       13,850      7,210      20,967     24,856
                                     ________     ________   ________    ________   ________
Allowance at end of period           $338,704     $337,170   $349,520    $357,163   $373,345
                                     ========     ========   ========    ========   ========

* Includes $7 million of charge-offs on factoring receivables.

                            Midlantic Corporation and Subsidiaries
               TABLE XII - NONACCRUAL LOANS, OTHER REAL ESTATE OWNED, NET,
                            RENEGOTIATED LOANS AND PAST DUE LOANS
                                         (In thousands)

                                  JUNE 30     MARCH 31     DEC. 31     SEPT. 30     JUNE 30
                                     1995         1995        1994         1994        1994
                                 ________     ________    ________     ________    ________
NONACCRUAL LOANS
  Commercial and financial       $ 42,067     $ 68,431    $ 81,304     $ 90,716    $114,980
  Real estate
    Construction and development    8,300        9,484      28,765       41,686      41,036
    Long-term mortgage             68,416       64,093      58,876       62,819      69,536
  Loans to individuals             10,068       12,495      14,473       17,274      21,083
                                 ________     ________    ________     ________    ________
    TOTAL NONACCRUAL LOANS       $128,851     $154,503    $183,418     $212,495    $246,635
                                 ========     ========    ========     ========    ========
ALLOWANCE FOR LOAN LOSSES
  AS A % OF NONACCRUAL LOANS        262.9%       218.2%      190.6%       168.1%      151.4%
                                 ========     ========    ========     ========    ========
OTHER REAL ESTATE OWNED, NET     $ 58,369     $ 60,050    $ 64,388     $ 80,612    $ 86,647
                                 ________     ________    ________     ________    ________
TOTAL NONACCRUAL LOANS AND
  OTHER REAL ESTATE OWNED, NET   $187,220     $214,553    $247,806     $293,107    $333,282
                                 ========     ========    ========     ========    ========
TOTAL RENEGOTIATED LOANS         $ 37,842     $ 38,000    $ 59,821     $ 45,937    $108,064
                                 ========     ========    ========     ========    ========
ACCRUING LOANS PAST DUE 90
  DAYS OR MORE AS TO
  INTEREST OR PRINCIPAL
  PAYMENTS                       $ 32,158     $ 31,051    $ 30,369     $ 27,903    $ 40,032
                                 ========     ========    ========     ========    ========

                           Midlantic Corporation and Subsidiaries
                     TABLE XIII YEAR-TO-DATE INTEREST INCOME ON NONACCRUAL
                      AND RENEGOTIATED LOANS OUTSTANDING AT END OF PERIOD
                                          (In thousands)

FOR THE SIX MONTHS ENDED JUNE 30                                    1995          1994
                                                                  ______       _______
NONACCRUAL LOANS
Interest income that would have been
  recorded on nonaccrual loans
  outstanding at period-end in
  accordance with original terms                                  $6,262       $10,911
Interest income actually recorded
  on nonaccrual loans                                              1,308           971
                                                                  ______       _______
  Net decrease in interest income
   on nonaccrual loans                                            $4,954       $ 9,940
                                                                  ======       =======
RENEGOTIATED LOANS
Interest income that would have been
  recorded on renegotiated loans
  outstanding at period-end in
  accordance with original terms                                  $2,458       $ 4,901
Interest income actually recorded
  on renegotiated loans                                            1,751         4,867
                                                                  ______       _______
  Net decrease in interest
   income on renegotiated loans                                   $  707       $    34
                                                                  ======       =======




                            TABLE XIV - NONACCRUAL LOANS ACTIVITY
                                        (In thousands)

FOR THE SIX MONTHS ENDED JUNE 30                                      1995          1994
                                                                  ________      ________
Balance at beginning of year                                      $183,418      $300,731
Nonaccrual loans of acquired bank (BOYR)                            10,456            --
Additions                                                           46,432        95,857
Payments                                                           (79,506)      (70,572)
Returned to accrual status                                          (8,871)      (15,514)
Charge-offs                                                        (18,990)      (46,513)
Transfers to OREO                                                   (4,306)      (16,195)
Transfers to "assets held for
 accelerated disposition"                                               --          (884)
Other                                                                  218          (275)
                                                                  ________      ________
BALANCE AT JUNE 30                                                $128,851      $246,635
                                                                  ========      ========

                  TABLE XV - ACQUIRED OREO PROPERTIES - PROPERTY TYPE BY STATE
                                        (In thousands)

JUNE 30, 1995       NEW JERSEY  PENNSYLVANIA    NEW YORK        OTHER      TOTAL
                       _______        ______        ____         ____    _______
Hotels/motels          $21,713        $   --        $ --         $ --    $21,713
Land                     9,587         1,190         447          700     11,924
Industrial/warehouse     4,609         3,633          --           --      8,242
Residential tract        5,815         1,892          30           --      7,737
Office buildings         2,578           980          --           --      3,558
Shopping centers         1,788            --          --           --      1,788
Other                    2,872           535          --           --      3,407
                       _______        ______        ____         ____    _______
  TOTAL                $48,962        $8,230        $477         $700    $58,369
                       =======        ======        ====         ====    =======



                            TABLE XVI -  OTHER REAL ESTATE OWNED ACTIVITY
                                               (In thousands)
FOR THE SIX MONTHS ENDED JUNE 30                                  1995          1994
                                                              ________      ________
Balance at beginning of year                                  $ 64,388      $ 97,238
Transfers from loans                                             8,268        20,205
OREO of acquired bank (BOYR)                                     2,830            --
Advances                                                            --           101
Charges to operating expenses to
 absorb declines in net realizable value                            --        (4,307)
Sales of properties                                            (17,983)      (25,729)
Transfers from (to) "assets held for
 accelerated disposition"                                        1,700          (876)
Other                                                             (834)*          15
                                                              ________      ________
BALANCE AT JUNE 30                                            $ 58,369      $ 86,647
                                                              ========      ========

* Primarily represents land transferred from OREO to the Corporation's land and building portfolio.

                               Midlantic Corporation and Subsidiaries
                             TABLE XVII - CONSOLIDATED SUMMARY OF INCOME
                               (In thousands, except per share data)
                                     JUNE 30    MARCH 31    DEC. 31    SEPT. 30    JUNE 30
FOR THE THREE MONTHS ENDED              1995        1995       1994        1994       1994
                                    ________    ________   ________    ________   ________
INTEREST INCOME
 Interest and fees on loans         $187,203    $174,500   $171,436    $174,284   $168,539
 Interest on investment securities    54,292      50,082     36,219      26,882     26,081
 Interest on deposits with banks       1,675       3,190      3,604       4,313      4,705
 Interest on other short-term
  investments                          8,834       9,422     14,167      15,583     12,723
                                    ________    ________   ________    ________   ________
    Total interest income            252,004     237,194    225,426     221,062    212,048
                                    ________    ________   ________    ________   ________
INTEREST EXPENSE
 Interest on deposits                 70,470      65,387     60,693      55,278     53,647
 Interest on short-term borrowings    12,457       7,914      5,222       5,084      5,579
 Interest on long-term debt            8,583       8,587      8,588       8,586      8,619
                                    ________    ________   ________    ________   ________
    Total interest expense            91,510      81,888     74,503      68,948     67,845
                                    ________    ________   ________    ________   ________
Net interest income                  160,494     155,306    150,923     152,114    144,203
  Provision for loan losses            1,500       1,500       (433)      4,785     10,827
                                    ________    ________   ________    ________   ________
Net interest income after
 provision for loan losses           158,994     153,806    151,356     147,329    133,376
NONINTEREST INCOME
 Trust income                         11,642      11,228     11,336      11,285     10,860
 Service charges on deposits          19,530      18,845     19,342      20,029     19,020
 Investment securities gains (losses)    184          --     (3,289)         --     (4,637)
 Net gains on disposition of assets       --       3,100      6,180       1,064     25,056
 Other                                16,860      15,271     13,713      16,992     19,930
                                    ________    ________   ________    ________   ________
    Total noninterest income          48,216      48,444     47,282      49,370     70,229
                                    ________    ________   ________    ________   ________
                                     207,210     202,250    198,638     196,699    203,605
                                    ________    ________   ________    ________   ________
NONINTEREST EXPENSES
 Salaries and benefits                61,706      62,423     54,338      58,223     57,901
 Net occupancy                        10,763      10,957     10,830      10,469     10,820
 Equipment rental and expense          5,865       6,927      4,705       5,922      5,990
 Other real estate owned, net         (1,333)     (1,510)     3,363        (472)    (3,423)
 FDIC assessment charges               5,944       5,944      7,021       7,005      7,187
 Legal and professional fees           9,278       7,988     12,527      11,512     11,260
 Other                                24,918      24,123     23,622      22,395     29,363
                                    ________    ________   ________    ________   ________
    Total noninterest expenses       117,141     116,852    116,406     115,054    119,098
                                    ________    ________   ________    ________   ________
Income before income taxes            90,069      85,398     82,232      81,645     84,507
  Income tax expense                  33,677      32,074      5,006       5,398     12,228
                                    ________    ________   ________    ________   ________
NET INCOME                          $ 56,392    $ 53,324   $ 77,226    $ 76,247   $ 72,279
                                    ========    ========   ========    ========   ========
(continued on next page)

                               Midlantic Corporation and Subsidiaries
                             TABLE XVII - CONSOLIDATED SUMMARY OF INCOME
                               (In thousands, except per share data)
                                             (continued)

                                     JUNE 30    MARCH 31    DEC. 31    SEPT. 30    JUNE 30
FOR THE THREE MONTHS ENDED              1995        1995       1994        1994       1994
                                    ________    ________   ________    ________   ________
NET INCOME APPLICABLE TO PRIMARY
 COMMON SHARES                      $ 55,485    $ 52,418   $ 75,414    $ 75,341   $ 71,372
NET INCOME APPLICABLE TO FULLY
 DILUTED COMMON SHARES                56,460      53,397     76,393      76,319     72,371
                                    ========    ========   ========    ========   ========

NET INCOME PER COMMON SHARE
      Primary                       $   1.06    $    .98   $   1.42    $   1.42   $   1.35
      Fully diluted                     1.05         .97       1.40        1.40       1.33
                                    ========    ========   ========    ========   ========
AVERAGE COMMON SHARES AND
 COMMON SHARE EQUIVALENTS
      Primary                         52,332      53,244     53,079      53,097     52,915
      Fully diluted                   53,912      54,900     54,600      54,618     54,467
                                    ========    ========   ========    ========   ========

































       46 1of2

                            Midlantic Corporation and Subsidiaries
         TABLE XVIII - CONSOLIDATED SHARE AND PER SHARE INFORMATION AND PERFORMANCE RATIOS
                                      JUNE 30    MARCH 31    DEC. 31    SEPT. 30    JUNE 30
FOR THE THREE MONTHS ENDED               1995        1995       1994        1994       1994
                                       ______      ______     ______      ______     ______

BOOK VALUE AT QUARTER-END              $26.80      $25.93     $25.19      $23.96     $22.66
                                       ______      ______     ______      ______     ______
MARKET PRICES OF COMMON STOCK
 High                                  $40.25      $34.88     $28.63      $30.63     $31.88
 Low                                    33.88       26.25      24.00       27.63      27.50
 Close                                  40.00       34.25      26.50       27.63      29.25
                                       ______      ______     ______      ______     ______
OPERATING RATIOS
 Net interest margin (actual)            5.24%       5.23%      5.00%       4.97%      4.71%
 Net interest margin (tax-equiv-
  alent basis)                           5.36        5.36       5.08        4.99       4.73
 Return on average assets                1.69        1.65       2.33        2.28       2.14
 Return on average common
  equity                                16.51       15.82      23.43       24.50      25.05
 Return on average total equity         16.18       15.51      22.83       23.82      24.31
                                       ______      ______     ______      ______     ______
LIQUIDITY AND FUNDING RATIOS
 Liquidity ratio (1)                     28.7%       31.8%      30.7%       30.7%      29.5%
 Funding ratio (2)                         .5        (2.5)      (7.8)       (6.0)     (11.8)
                                       ______      ______     ______      ______     ______
CAPITAL RATIOS
 Risk-adjusted ratios
   Tier 1 capital ratio                 12.57%      13.58%     13.07%      12.01%     10.85%
   Total capital ratio                  16.63       17.77      17.22       16.10      14.87
 Leverage ratio                          9.08        9.43       9.43        8.87       8.17
 Average equity as a % of
  average assets                        10.43       10.62      10.22        9.57       8.82
                                       ______      ______     ______      ______     ______
LOAN QUALITY RATIOS
 As a % of total period-end
  loans, net of unearned income
   Allowance for loan losses
    at period-end                        3.91%       4.10%      4.23%       4.34%      4.43%
   Nonaccrual loans at
    period-end                           1.49        1.88       2.22        2.58       2.93
 As a % of average loans, net
  of unearned income
   Net charge-offs                        .29         .69        .35        1.00       1.20
   Provision for loan losses              .07         .08       (.02)        .23        .52
                                       ______      ______     ______      ______     ______
AVERAGE TOTAL LOANS, NET OF
 UNEARNED INCOME, AS A % OF
 AVERAGE TOTAL DEPOSITS                 78.81%      76.31%     75.59%      75.94%     74.82%
                                       ______      ______     ______      ______     ______






<PAGE 46 2of2
NONFINANCIAL DATA
 Total number of employees              6,434       6,289      6,174       5,997      5,984
 Total number of full-time
   equivalent employees                 5,565       5,416      5,327       5,213      5,194
 Total number of domestic and
   foreign banking offices                339         328        325         325        326
                                       ======      ======     ======      ======     ======

(1) Ratio of net short-term assets to net funding liabilities.
(2) Total purchased funds less investment securities due in one year and money market investments as a percentage of investment securities due in more than one year and total loans, net of unearned income.

ITEM 1.     LEGAL PROCEEDINGS
            _________________
           As MC reported in "Item 3 - Legal Proceedings" of its Annual Report on Form 10-K for the year ended December 31, 1994 and in "Item 1 - Legal Proceedings" of its Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, MC and various directors and former officers of MC were defendants in a consolidated action, initially commenced in March 1990, pending in Federal District Court in New Jersey (the "Action"). The Action had been instituted by shareholders of MC, either on behalf of MC against various directors and former officers of MC, or directly against MC and various directors and former officers of MC. In general, the Action sought damages payable either to MC or to the shareholders and holders of certain debt securities because of alleged discrepancies between certain public statements made by MC and later results of MC's operations. The claims were based upon alleged violations of the United States securities laws and New Jersey common law.

           The parties to the Action entered into a Stipulation of Settlement of the Action providing for the payment by the defendants of an aggregate sum of $6.2 million, 60 percent of which is payable by insurance carriers. On June 6, 1995, the Federal District Court entered an order approving the settlement and dismissing the Action with prejudice. The period for the filing of a Notice of Appeal has expired.

           MC, its directors and PNC have been named as defendants in a lawsuit filed in the Superior Court of New Jersey, Middlesex County, Law Division, by a purported shareholder allegedly on behalf of all persons other than the defendants who own securities of MC and who are similarly situated (the "Lawsuit"). The complaint in the Lawsuit ("the Complaint") was served on MC on July 31, 1995. In the Complaint, the plaintiff alleges, among other things, that the proposed merger of MC and PNC (the "MC/PNC Merger") is unfair to MC's "public shareholders" and will deny the purported class members the right to share proportionately in the true value of MC's assets, business and future growth in profits and earnings; that the defendants have willfully participated in unfair dealings towards plaintiff and other members of the purported class and have engaged in, or aided and abetted, breaches of fiduciary duties owed to the purported class; and that the consideration to be paid in the MC/PNC Merger is grossly unfair, inadequate, and substantially below the fair or inherent value of Midlantic.

           The plaintiff seeks, among other things, injunctions preliminarily and permanently enjoining the MC/PNC Merger; in the event the MC/PNC Merger is consummated, rescission of the MC/PNC Merger; an accounting of all profits realized or to be realized by defendants as a result of the MC/PNC Merger; an order requiring defendants to permit a shareholders' committee to participate in the process undertaken in connection with the "sale" of MC; and unquantified compensatory damages. The plaintiff also seeks costs and disbursements, including reasonable attorneys' and experts' fees and expenses.

           The time for MC to answer or otherwise respond to the Complaint currently expires on September 14, 1995. Management of MC believes the allegations in the Complaint are entirely without merit and intends to contest the Lawsuit vigorously.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           ___________________________________________________
           MC's 1995 Annual Meeting of Shareholders was held on May 4, 1995. At the meeting, shareholders voted for the election of directors, the ratification of independent accountants, a proposal to approve amendments to the Midlantic Annual Incentive and Bonus Plan, a proposal to adopt the Midlantic Incentive Stock and Stock Option Plan (1995), and upon shareholder proposals relating to management compensation, lawyers serving as directors and term limits for directors. The results of the votes are as follows:

ELECTION OF DIRECTORS
_____________________

Nominee                             Votes For             Votes Withheld
_______                             _________             ______________
Eugene R. Croisant                 41,638,545                    401,391
Charles E. Ehinger                 41,632,755                    407,181
David F. Girard-diCarlo            41,427,273                    612,663
Frederick C. Haab                  41,650,484                    389,452
Kevork S. Hovnanian                41,422,136                    617,800
Arthur J. Kania                    41,525,292                    514,644
Aubrey C. Lewis                    41,576,418                    463,518
Bruce C. Lindsay                   41,606,787                    433,149
David F. McBride                   41,497,841                    542,095
Desmond P. McDonald                41,479,855                    560,081
Roy T. Peraino                     41,496,171                    543,765
Ernest L. Ransome, III             41,618,293                    421,643
B. P. Russell                      41,563,574                    476,362
Garry J. Scheuring                 41,545,469                    494,467
Marcy Syms                         41,452,116                    587,820

Ratification of Independent Accountants
_______________________________________
Votes for:              41,696,754
Votes against:             199,385
Abstentions:               143,797
Broker nonvotes:                 0


Proposal to approve amendments to the Midlantic Annual Incentive and Bonus
__________________________________________________________________________
Plan
____
Votes for:              32,918,380
Votes against:           3,344,638
Abstentions:               746,069
Broker nonvotes:         5,015,646


Proposal to approve the Midlantic Incentive Stock and Stock Option Plan (1995)
______________________________________________________________________________
Votes for:              31,511,743
Votes against:           7,503,799
Abstentions:               837,740
Broker nonvotes:         2,156,656



Shareholder proposal relating to management compensation
________________________________________________________
Votes for:               2,963,764
Votes against:          28,935,877
Abstentions:             1,166,927
Broker nonvotes:         8,947,165

(continued)

Shareholder proposal relating to lawyers serving as directors
_____________________________________________________________
Votes for:               3,353,852
Votes against:          28,555,445
Abstentions:             1,158,270
Broker nonvotes:         8,947,165


Shareholder proposal relating to term limits for directors
__________________________________________________________
Votes for:              2,656,794
Votes against:         29,229,406
Abstentions:            1,181,367
Broker nonvotes:        8,947,165

ITEM 6A.    EXHIBITS
            ________
    10      Midlantic Corporation Severance Pay Policy as amended May 22, 1995
    27      Financial Data Schedule


ITEM 6B.    REPORTS ON FORM 8-K
            ___________________
            Dated May 31, 1995, respecting Item 5, to report the issuance of a press release concerning the redemption of MC's Term Adjustable Rate Cumulative Preferred Stock - Series A.

      SIGNATURES
      __________

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                  Midlantic Corporation
                                               ____________________________
                                                       Registrant





                                        By            Howard I. Atkins
                                               ____________________________
   Date   August 11, 1995                             Howard I. Atkins
                                               Executive Vice President and
                                                  Chief Financial Officer





                                        By            James E. Kelly
                                              _____________________________
   Date   August 11, 1995                             James E. Kelly
                                                        Controller

INDEX OF EXHIBITS
_________________

EXHIBIT NUMBER
PER ITEM 601 OF
REGULATION S-K
______________

    10 Midlantic Corporation Severance Pay Policy as amended May 22,1995

    27       Financial Data Schedule