Form 10-Q/A
period 1995-06-30
MIDLANTIC CORP
filed 1995-10-26
CIK 793548

                                FORM 10-Q/A

                     SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C.   20549


(Mark One)
 ...X....   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934  (AMENDMENT NO. 1)



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

Yes ..X...      No ......

Shares outstanding on July 31, 1995
Common Stock, par value $3.00 per share - 52,241,194 shares

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








                                                  Midlantic Corporation
                                               ____________________________
                                                       Registrant




                                                      Howard I. Atkins
                                        By     ____________________________
   Date   October 25, 1995                            Howard I. Atkins
          ________________                     Executive Vice President and
                                                  Chief Financial Officer




                                                      James E. Kelly
                                        By     ____________________________
   Date   October 25, 1995                            James E. Kelly
          ________________                             Controller

      Index of Exhibits
      _________________

Exhibit Number
Per Item 601 of
Regulation S-K                                                     Page Number
_______________                                                   ____________

     10      Midlantic Corporation Severance Pay Policy as
             amended May 22, 1995                                    53-63