Form 10-Q
period 1995-09-30
MIDLANTIC CORP
filed 1995-11-09
CIK 793548

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D. C.   20549


(Mark One)
 ...X....   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934


                                   September 30, 1995
For the quarterly period ended................................................

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

Yes ..X...      No ......

SHARES OUTSTANDING ON  OCTOBER 31, 1995
Common Stock, par value $3.00 per share - 52,442,505 shares

                       Midlantic Corporation and Subsidiaries
                                   FORM 10-Q
                              September 30, 1995


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

  ITEM 1.      FINANCIAL STATEMENTS
               ____________________

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



  ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               _______________________________________________________________
               RESULTS OF OPERATIONS
               _____________________

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

                        Midlantic Corporation and Subsidiaries
                           CONSOLIDATED STATEMENT OF INCOME
                         (In thousands, except per share data)

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30             SEPTEMBER 30
                                                 1995          1994        1995         1994
____________________________________________________________________________________________
INTEREST INCOME
 Interest and fees on loans                  $193,578      $174,284    $555,281     $505,305
 Interest on investment securities
   Taxable interest income                     53,004        26,685     156,675       80,144
   Tax-exempt interest income                     350           197       1,053          524
 Interest on deposits with banks                1,125         4,313       5,990       13,982
 Interest on other short-term investments       5,978        15,583      24,234       38,103
                                             ________      ________    ________     ________
        Total interest income                 254,035       221,062     743,233      638,058
                                             ________      ________    ________     ________
INTEREST EXPENSE
  Interest on deposits                         73,001        55,278     208,858      162,673
  Interest on short-term borrowings            10,300         5,084      30,671       15,906
  Interest on long-term debt                    8,508         8,586      25,678       25,865
                                             ________      ________    ________     ________
        Total interest expense                 91,809        68,948     265,207      204,444
                                             ________      ________    ________     ________
Net interest income                           162,226       152,114     478,026      433,614
  Provision for loan losses                     1,500         4,785       4,500       23,768
                                             ________      ________    ________     ________
Net interest income after provision
  for loan losses                             160,726       147,329     473,526      409,846
NONINTEREST INCOME
  Trust income                                 12,460        11,285      35,330       31,927
  Service charges on deposits                  19,914        20,029      58,289       57,995
  Investment securities gains (losses)             --            --         184       (3,374)
  Net gains on disposition of assets               --         1,064       3,100       26,120
  Other                                        18,665        16,992      50,796       54,260
                                             ________      ________    ________     ________
        Total noninterest income               51,039        49,370     147,699      166,928
                                             ________      ________    ________     ________
                                              211,765       196,699     621,225      576,774
                                             ________      ________    ________     ________
NONINTEREST EXPENSES
  Salaries and benefits                        65,318        58,223     189,447      172,338
  Net occupancy                                11,529        10,469      33,249       33,524
  Equipment rental and expense                  5,887         5,922      18,679       18,837
  Other real estate owned, net                 (2,243)         (472)     (5,086)         139
  FDIC assessment charges                        (415)        7,005      11,473       21,386
  Legal and professional fees                   9,666        11,512      26,932       32,647
  Other                                        25,771        22,395      74,812       76,130
                                             ________      ________    ________     ________
        Total noninterest expenses            115,513       115,054     349,506      355,001
                                             ________      ________    ________     ________
(continued on next page)



                                Midlantic Corporation and Subsidiaries
                                   CONSOLIDATED STATEMENT OF INCOME
                                 (In thousands, except per share data)
                                               (continued)

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30             SEPTEMBER 30
                                                 1995          1994        1995         1994
____________________________________________________________________________________________
Income before income taxes and
  cumulative effect of the change in
  accounting for postemployment benefits       96,252        81,645     271,719      221,773
Income tax expense                             35,133         5,398     100,884       19,894
                                             ________      ________    ________     ________
Income before cumulative effect
  of the change in accounting for
  postemployment benefits                      61,119        76,247     170,835      201,879
   Cumulative effect of the change in
     accounting for postemployment benefits        --            --          --       (7,528)
                                             ________      ________    ________     ________
NET INCOME                                   $ 61,119      $ 76,247    $170,835     $194,351
                                             ========      ========    ========     ========
INCOME APPLICABLE TO PRIMARY
 COMMON SHARES
  Income before cumulative effect
   of the change in accounting
   for postemployment benefits               $ 61,119      $ 75,341    $169,022     $ 99,160
  Net income                                   61,119        75,341     169,022       91,632
INCOME APPLICABLE TO FULLY
 DILUTED COMMON SHARES
  Income before cumulative effect
   of the change in accounting
   for postemployment benefits                 62,046        76,319     171,903      202,143
  Net income                                   62,046        76,319     171,903      194,615
                                             ========      ========    ========     ========
INCOME PER COMMON SHARE
  Income before cumulative effect
   of the change in accounting
   for postemployment benefits
      Primary                                   $1.15         $1.42       $3.20        $3.76
      Fully diluted                              1.13          1.40        3.14         3.71
  Cumulative effect of the change in
   accounting for postemployment benefits
      Primary                                      --            --          --         (.14)
      Fully diluted                                --            --          --         (.14)
  Net income
      Primary                                    1.15          1.42        3.20         3.62
      Fully diluted                              1.13          1.40        3.14         3.57
                                             ========      ========    ========     ========
AVERAGE COMMON SHARES AND COMMON SHARE
 EQUIVALENTS
      Primary                                  53,242        53,097      52,854       52,944
      Fully diluted                            54,766        54,618      54,672       54,501
                                             ========      ========    ========     ========

See Notes to Consolidated Financial Statements.

       5 1of2

                        Midlantic Corporation and Subsidiaries
                             CONSOLIDATED BALANCE SHEET
                               (Dollars in thousands)

                                                         SEPTEMBER 30    DECEMBER 31
                                                                 1995           1994
____________________________________________________________________________________
ASSETS
  Cash and due from banks                                 $   832,114    $   819,928
  Interest-bearing deposits in other banks                     80,601        242,659
  Other short-term investments                                535,500        871,000
  Investment securities
    Held-to-maturity (market value 1995,
     $2,466,268; 1994, $2,325,904)                          2,444,472      2,415,635
    Available-for-sale                                        807,251        333,295
    Trading                                                     1,194          7,613
  Total loans (net of unearned income of
    $164,942 in 1995 and $144,850 in 1994)                  8,785,786      8,256,375
  Less: allowance for loan losses                             341,474        349,520
                                                          ___________    ___________
  Net loans                                                 8,444,312      7,906,855
                                                          ___________    ___________
  Premises and equipment, net                                 156,721        146,523
  Due from customers on acceptances                            16,905         17,546
  Other assets                                                542,277        532,484
                                                          ___________    ___________
        Total assets                                      $13,861,347    $13,293,538
                                                          ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Domestic deposits
    Noninterest-bearing demand                            $ 2,728,947    $ 2,847,782
    Interest-bearing demand                                 1,258,345      1,361,287
    Savings                                                 1,585,302      1,636,908
    Retail money market accounts                            1,688,535      1,920,175
    CDs over $100,000                                         806,628        447,590
    Other time                                              2,781,986      2,577,893
  Overseas branch deposits                                      6,785         15,699
                                                          ___________    ___________
        Total deposits                                     10,856,528     10,807,334
                                                          ___________    ___________
  Short-term borrowings                                     1,006,301        584,489
  Bank acceptances outstanding                                 16,905         17,546
  Other liabilities                                           164,222        136,983
  Long-term debt                                              368,650        373,000
                                                          ___________    ___________
        Total liabilities                                  12,412,606     11,919,352
                                                          ___________    ___________



       5 2of2

  Shareholders' equity
   Capital stock
     Preferred stock: no par value
       Authorized 40,000,000 shares
         Issued 500,000 shares in 1994                             --         50,000
     Common stock: par value $3 per share
        Authorized 150,000,000 shares
          Issued 52,762,097 shares in 1995 and
          52,564,346 shares in 1994                           158,286        157,693
   Surplus                                                    619,214        611,205
   Retained earnings                                          682,521        558,385
   Net unrealized holding gains (losses) on
    available-for-sale securities, net of taxes                 3,527         (3,097)
                                                          ___________    ___________
                                                            1,463,548      1,374,186
Less treasury stock at cost:
   402,322 common shares in 1995                               14,807             --
                                                          ___________    ___________
     Total shareholders' equity                             1,448,741      1,374,186
                                                          ___________    ___________
        Total liabilities and shareholders' equity        $13,861,347    $13,293,538
                                                          ===========    ===========

See Notes to Consolidated Financial Statements.



       6 1of2

                        Midlantic Corporation and Subsidiaries
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (In thousands)
FOR THE NINE MONTHS ENDED SEPTEMBER 30                          1995          1994
__________________________________________________________________________________
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $ 170,835    $  194,351
  Adjustments to reconcile net income
   to net cash provided by operating activities
     Provision for loan and OREO losses                        4,500        26,125
     Depreciation of premises and equipment                   15,357        17,135
     Amortization of goodwill and other intangibles            6,868         4,843
     Deferred income tax expense                              41,619        46,054
     Cumulative effect of the change in
       accounting for postemployment benefits                     --         7,528
     Net accretion of investment securities                  (10,312)       (6,389)
     Accretion of net deferred loan fees                      (7,122)       (7,043)
     Net gains on the sales of assets                         (7,876)      (31,946)
  Net changes in:
     Trading account assets                                    6,419        (2,173)
     OREO                                                        549         5,387
     Accrued interest receivable                             (28,519)      (22,671)
     Accrued interest payable                                  9,677        (7,003)
     Other assets                                                811        10,715
     Other liabilities                                        14,860        15,588
     Other                                                    (5,707)         (764)
                                                           _________    __________
        Net cash provided by operating activities            211,959       249,737
                                                           _________    __________
CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash received in acquisition of 3 branches             112,224            --
  Net cash received in acquisition of
   Old York Road Bancorp, Inc.                                14,804            --
  Proceeds from bulk sales of loans and OREO                   6,009       222,546
  Proceeds from sales of OREO and loans                       28,900        53,076
  Net decrease in money market investments
   with an original maturity of 3 months or less             353,293       607,123
  Proceeds from money market investments with an
   original maturity of greater than 3 months                287,565       674,040
  Purchases of money market investments with an
   original maturity of greater than 3 months               (128,100)     (962,977)
  Proceeds from sales of available-for-sale securities        49,591       889,455
  Proceeds from matured investment securities:
     Held-to-maturity                                         89,118       430,284
     Available-for-sale                                      503,929       435,802
  Purchases of investment securities:
     Held-to-maturity                                       (116,555)     (303,168)
     Available-for-sale                                     (949,898)   (1,300,705)
  Net (increase) decrease in loans                          (413,049)       57,470
  Purchases of premises and equipment                        (22,723)       (8,701)
  Sales of premises and equipment                                660           399
                                                           _________    __________
        Net cash (used) provided by investing activities    (184,232)      794,644
                                                           _________    __________

       6 2OF2

CASH FLOWS FROM FINANCING ACTIVITIES
  Net decrease in deposits                                  (287,924)     (691,856)
  Net increase (decrease)in short-term borrowings            421,670      (120,780)
  Redemption of preferred stock                              (50,000)           --
  Payments on long-term debt                                  (4,350)      (13,752)
  Cash dividends paid                                        (47,605)      (13,857)
  Purchase of common treasury shares                         (61,210)           --
  Proceeds from issuances of common stock                     13,878         6,484
                                                           _________    __________
        Net cash used by financing activities                (15,541)     (833,761)
                                                           _________    __________
NET INCREASE IN CASH AND CASH EQUIVALENTS                     12,186       210,620
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             819,928       712,960
                                                           _________    __________
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 832,114    $  923,580
                                                           =========    ==========

See Notes to Consolidated Financial Statements.



       7 1of2

                        Midlantic Corporation and Subsidiaries
             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  (In thousands, except share and per share data)
FOR THE NINE MONTHS ENDED SEPTEMBER 30                                1995             1994
___________________________________________________________________________________________
PREFERRED STOCK
 Balance at January 1                                           $   50,000       $   50,000
 Redemption of preferred stock                                     (50,000)              --
                                                                __________       __________
  Balance at September 30                                       $       --       $   50,000
                                                                ==========       ==========
COMMON STOCK
 Balance at January 1                                           $  157,693       $  156,522
  Issuance of 35,776 common shares in 1994
   for preferred stock dividend                                         --              107
  Issuance of 111,915 common shares and 131,749 common
   treasury shares in 1995 and 233,528 common shares
   and 2,042 common treasury shares in 1994 for
   stock options                                                       335              701
  Issuance of 85,836 common shares and 61,384 common
   treasury shares in 1995 and 47,589 common shares in
   1994 for Midlantic's 401(k) plan and Dividend
   Reinvestment and Stock Purchase Plan ("DRP")                        258              143
                                                                __________       __________
  Balance at September 30                                       $  158,286       $  157,473
                                                                ==========       ==========
SURPLUS
  Balance at January 1                                          $  611,205       $  603,732
   Issuance of common shares for preferred
    stock dividend                                                      --              799
   Issuance of common treasury shares for the purchase
    of Old York Road Bancorp, Inc.                                   5,354               --
   Issuance of common shares and common treasury
    shares for stock options, Midlantic's 401(k) plan,
    DRP and certain corporate securities                             2,655            5,584
                                                                __________       __________
  Balance at September 30                                       $  619,214       $  610,115
                                                                ==========       ==========
RETAINED EARNINGS
  Balance at January 1                                          $  558,385       $  312,310
   Net income                                                      170,835          194,351
   Cash dividends paid
     Preferred stock                                                (1,813)          (1,813)
     Common stock                                                  (44,886)         (12,044)
   Issuance of common shares for
    preferred stock dividend                                            --             (906)
                                                                __________       __________
  Balance at September 30                                       $  682,521       $  491,898
                                                                ==========       ==========



PAGE 7 2OF2

NET UNREALIZED HOLDING GAINS (LOSSES)
 ON AVAILABLE-FOR-SALE SECURITIES
   Balance at January 1, 1995/net unrealized
    holding gain recognized on adoption
    of change in accounting for investment
    securities in 1994                                          $   (3,097)      $    1,859
   Change in unrealized holding gains (losses)                       6,624           (3,694)
                                                                __________       __________
  Balance at September 30                                       $    3,527       $   (1,835)
                                                                ==========       ==========
TREASURY STOCK
  Balance at January 1                                          $       --       $       --
  Addition of 1,710,895 common shares in 1995
   and 2,042 common shares in 1994                                 (61,210)             (56)
  Issuance of 1,028,159 common treasury shares
   for the purchase of Old York Road Bancorp, Inc.                  35,773               --
  Issuance of 280,414 common treasury shares in
   1995 and 2,042 common treasury shares in 1994
   for stock options, Midlantic's 401(k) plan, DRP
   and certain corporate securities                                 10,630               56
                                                                __________       __________
  Balance at September 30                                       $  (14,807)      $       --
                                                                ==========       ==========
TOTAL SHAREHOLDERS' EQUITY
  Balance at January 1                                          $1,374,186       $1,122,564
  Net changes during period                                         74,555          185,087
                                                                __________       __________
  Balance at September 30                                       $1,448,741       $1,307,651
                                                                ==========       ==========

See Notes to Consolidated Financial Statements.

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


MERGER ANNOUNCEMENT - On July 10, 1995, PNC Bank Corp. ("PNC") and MC announced approval by the boards of directors of both institutions of a definitive merger agreement whereby MC will be merged with and into a wholly-owned subsidiary of PNC, creating what would be, on a pro forma basis as of September 30, 1995, a bank holding company with total consolidated assets of nearly $78 billion. Under the terms of the agreement, PNC will exchange 2.05 shares of PNC common stock for each share of MC common stock. The merger, which is to be accounted for as a pooling-of-interests, is expected to be consummated by year-end 1995, pending approval by shareholders of both companies.


CAPITAL STOCK
COMMON STOCK - On October 18, 1995, the Board of Directors of MC ("the Board") declared a quarterly cash dividend on the Corporation's common stock of $.32 per share to shareholders of record on November 1, 1995, payable on November 13, 1995.


PREFERRED STOCK - On June 30, 1995, the Corporation redeemed the 500,000 outstanding shares of MC's Term Adjustable Rate Cumulative Preferred Stock - Series A for the par value of $50 million.


FINANCIAL INSTRUMENTS - The following table summarizes Midlantic's significant off-balance sheet financial instruments at September 30, 1995:

(In thousands)
________________________________________________________________________
Unused commitments to extend credit                           $2,941,334
Financial standby letters of credit and
  similar arrangements                                            91,750
Performance standby letters of credit and
  similar arrangements                                           206,091
Commercial letters of credit and other short-term
  trade-related contingencies                                     51,028
Notional amount of interest rate swaps (1)
  Agreements to receive a fixed rate of interest                   2,800
  Agreements to pay a fixed rate of interest                         599
  Agreements to receive and pay a variable
   rate of interest                                                  300
Foreign exchange contracts (2)                                    37,440
========================================================================
(1) For a discussion on interest rate swaps, see pages 22 through 23.
(2) Foreign exchange contracts are provided as a service to the Corporation's customers or used by the Corporation for risk-management purposes. Gains and losses on foreign exchange contracts are immaterial.

STATEMENT OF CASH FLOWS - Cash paid during the first nine months of 1995 and 1994 for interest on deposits, short-term borrowings and long-term debt amounted to $255.3 million and $195.0 million, respectively. Net cash paid for federal and state income taxes during the first nine months of 1995 and 1994 was $56.7 million and $640 thousand, respectively.

During the first nine months of 1995 and 1994, $12.1 million and $24.8 million, respectively, of loans, net of charge-offs, were transferred into OREO. Also, during the first nine months of 1994, the Corporation transferred loans and OREO with a book value of $69.1 million ($56.9 million after related charge-offs) to assets held for accelerated disposition. By the end of the third quarter of 1994 substantially all of these assets had been sold. A gain of $26.1 million was realized in 1994 on these sales. The transfer of loans to OREO and the transfer of loans and OREO to assets held for accelerated disposition constituted non-cash transactions and, accordingly, are not reflected in the statement of cash flows.


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

CARRYING VALUE OF IMPAIRED LOANS (In thousands)        SEPTEMBER 30, 1995
_________________________________________________________________________
  Commercial and financial                                       $ 36,884
  Real estate
    Construction and development                                    7,320
    Long-term mortgage                                             68,719
  Loans to individuals (not on an installment basis)                9,359
_________________________________________________________________________
    TOTAL IMPAIRED LOANS                                         $122,282
=========================================================================
REQUIRED FAS NO. 114 RESERVE                                     $ 15,395
=========================================================================

At September 30, 1995, impaired loans carried at $79.3 million were valued based upon discounted cash flows and $43.0 million were valued using the fair value of collateral. Based on these methods, $15.4 million of the $341.5 million ALL was allocated against $53.1 million of impaired loans. The remaining impaired loans did not require a specific reserve under FAS No. 114. The remaining ALL, totalling $326.1 million at September 30, 1995, is available to absorb losses in the Corporation's entire credit portfolio. During the first nine months of 1995, impaired loans averaged $128.6 million. Interest income recorded on total impaired loans and received in cash during the first nine months of 1995 was $2.0 million.

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

Net unrealized holding gains on available-for-sale securities were $3.5 million at September 30, 1995 and net unrealized losses were $3.1 million at December 31, 1994 and were included as a component of shareholders' equity.


RECENT ACTIVITIES OF THE CORPORATION - At the close of business June 30, 1995, Old York Road Bancorp, Inc. ("Old York"), headquartered in Willow Grove, Pennsylvania, merged with and into MC. Substantially all of the purchase price of $41.1 million was paid through the reissuance of 1.028 million common treasury shares. Old York's principal subsidiary, Bank and Trust Company of Old York Road ("BOYR"), was simultaneously merged into Midlantic Bank, National Association. At the date of closing, BOYR reported total assets of approximately $225 million and had 15 branch locations in southeastern Pennsylvania.

On January 20, 1995, Midlantic acquired from the Resolution Trust Corporation approximately $126 million in deposits of three branches of Carteret Federal Savings Bank of New Jersey, located in Newark and Dover, New Jersey, for a premium of $12.5 million.

In April 1995, the Corporation announced that its Board authorized repurchase of up to five million shares of MC's common stock. At September 30, 1995, the Corporation had 402 thousand treasury shares. These repurchased common shares may be used to meet the requirements of the Corporation's dividend reinvestment plan, stock-based benefit plans and certain corporate securities. In connection with the merger agreement between MC and PNC, Midlantic has agreed not to repurchase any additional common shares.

MIDLANTIC CORPORATION AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
_______
Midlantic Corporation and Subsidiaries ("Midlantic" or the "Corporation") reported net income of $61.1 million or $1.13 per fully diluted common share for the three months ended September 30, 1995 compared with net income of $76.2 million or $1.40 per fully diluted common share for the corresponding period of 1994. For the nine months ended September 30, 1995, net income amounted to $170.8 million or $3.14 per fully diluted common share compared with net income of $194.4 million or $3.57 per fully diluted common share for the first nine months of 1994. In the third quarter and first nine months of 1994, Midlantic realized income tax credits, not available to the Corporation in 1995, amounting to $27.8 million or $.51 per fully diluted common share and $69.2 million or $1.27 per fully diluted common share, respectively (see "Income Taxes"). Also, income for the first nine months of 1994 included a $7.5 million charge incurred upon the adoption on January 1, 1994 of Financial Accounting Standards ("FAS") No. 112 "Employers' Accounting for Postemployment Benefits".


INCOME BEFORE TAXES
___________________
Income before taxes amounted to $96.2 million in the third quarter of 1995 or
17.9 percent over the level recorded in the third quarter of 1994. On a year-to-date basis, the rise in pretax earnings amounted to $49.9 million or 22.5 percent over 1994. The rise in earnings reflects increased levels of net interest income due to higher yields on earning assets, particularly prime rate-based loans and a shift from lower-yielding money market investments to higher-yielding investment securities.


MERGER ANNOUNCEMENT
___________________
On July 10, 1995, PNC Bank Corp. ("PNC") and Midlantic Corporation ("MC") announced approval by the boards of directors of both institutions of a definitive merger agreement whereby MC will be merged with and into a wholly-owned subsidiary of PNC, creating what would be, on a pro forma basis as of September 30, 1995, a bank holding company with total consolidated assets of nearly $78 billion. Under the terms of the agreement, PNC will exchange 2.05 shares of PNC common stock for each share of MC common stock. The merger, which is to be accounted for as a pooling-of-interests, is expected to be consummated by year-end 1995, pending approval by shareholders of both companies.


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

In April 1995, MC's Board of Directors ("MC's Board") announced that it had authorized repurchase of up to five million shares of MC's common stock. At September 30, 1995, the Corporation had 402 thousand common treasury shares. These repurchased common shares may be used to meet the requirements of the Corporation's dividend reinvestment plan, stock-based benefit plans and certain corporate securities. In connection with the merger agreement between MC and PNC, Midlantic has agreed not to repurchase any additional common shares.

In January 1995, Midlantic acquired from the Resolution Trust Corporation approximately $126 million in deposits of three branches of Carteret Federal Savings Bank of New Jersey, for a premium of $12.5 million.

In April 1994, MC's Board declared the first cash dividend to common shareholders (amounting to $.10 per common share) since the third quarter of 1990. For each subsequent quarter of 1994 through the second quarter of 1995, the Corporation successively increased the quarterly dividend ($.13 declared in the third quarter of 1994, $.17 declared in the fourth quarter of 1994, $.22 declared in the first quarter of 1995 and $.32 declared in the second quarter of 1995). The third quarter 1995 dividend, declared on July 19, 1995, and the fourth quarter dividend, declared on October 18, 1995, remained at $.32 per share, consistent with MC's obligation under the merger agreement between MC and PNC.

In August 1994, Midlantic consolidated its two bank subsidiaries by merging Continental Bank ("CB") in Pennsylvania into Midlantic National Bank ("MNB"), a New Jersey banking company. The combined bank was renamed Midlantic Bank, National Association. Also in August 1994, MNB's direct parent, Midlantic Banks Inc., was merged into MC.


       14 1OF2

RESULTS OF OPERATIONS
THIRD QUARTER 1995 VS. THIRD QUARTER 1994
NINE MONTHS ENDED SEPTEMBER 30, 1995 VS. NINE MONTHS ENDED SEPTEMBER 30, 1994


NET INTEREST INCOME
____________________
On a tax-equivalent basis, net interest income ("NII") of $166.0 million exceeded that of the third quarter of 1994 by $13.2 million or 8.6 percent. For the nine months ended September 30, 1995, NII of $489.2 million increased by $53.3 million or 12.2 percent over the comparable period of 1994.



NET INTEREST INCOME/NET INTEREST MARGIN
                                                  THREE MONTHS ENDED               NINE MONTHS ENDED
                                                     SEPTEMBER 30                     SEPTEMBER 30
(Dollars in thousands)                          1995       1994  Variance       1995       1994  Variance
_________________________________________________________________________________________________________
Net interest income (actual)                $162,226   $152,114   $10,112   $478,026   $433,614   $44,412
Net interest income (tax-equivalent basis)   166,013    152,832    13,181    489,151    435,870    53,281
Net interest margin (actual)                    5.21%      4.97%      .24%      5.23%      4.70%      .53%
Net interest margin (tax-equivalent basis)      5.33       4.99       .34       5.35       4.73       .62
                                            ========   ========   =======   ========   ========   =======

The improvement in NII for the periods under analysis was due to higher loan and investment security yields, coupled with an increase in the proportion of higher-yielding investment securities relative to shorter-term, generally lower yielding, money market investments. These factors more than offset the negative influence of rising funding costs, which, in general, began to rise with market rates beginning in early 1994.

Average interest-earning assets increased $221 million or 1.8 percent for the three months ended September 30, 1995 when compared with average interest-earning assets for the corresponding period of 1994. This followed two quarters of modest declines in earning assets (principally in lower-yielding money market assets) which is reflected in a year-to-date September 30, 1995 decline in average interest-earning assets of $101 million or .8 percent. For both the third quarter and year-to-date periods, growth was evidenced in both average investment securities (up $1.2 billion and $1.0 billion, respectively) and loans (up $358 million and $16 million, respectively).


       14 2OF2
Increased loan and investment balances were primarily funded by reduced levels of average money market investments ($1.4 billion in the third quarter and $1.1 billion for the first nine months of 1995). For the first nine months of 1995, interest-bearing liability sources of funds declined by $336 million, partially offset by an increase in noninterest-bearing funds (primarily through net earnings retention) of $235 million. The decline in interest-bearing sources can be attributed to declining deposit levels, which was partially due to rising returns available in non-bank investment relationships. The decrease in deposits was partially replaced by higher levels of short-term borrowings, principally securities sold under repurchase agreements. In the third quarter of 1995, the decline in deposit levels had narrowed somewhat, due principally to the generation of higher levels of certificates of deposit in denominations of over $100,000. Consequently, interest-bearing sources of funds increased by $90 million during the third quarter, while noninterest-bearing sources also grew by $131 million.

Average loan growth was reflected in loans to individuals (up $304 million or 12.5 percent for the third quarter and $230 million or 9.7 percent for the year-to-date) and commercial loans (up $82 million or 2.7 percent for the third quarter and $22 million or .7 percent for the year-to-date). Real estate loans continued to fall in 1995 as a result of the sale, charge-off or workout of problem credits and the Corporation's continuing policy of exiting transactional (in contrast to relationship-based) real estate lending.



       15 1OF2

AVERAGE BALANCES
                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                           SEPTEMBER 30                   SEPTEMBER 30
(In millions)                        1995     1994   Variance        1995     1994   Variance
_____________________________________________________________________________________________
Interest-earning assets           $12,362  $12,141       $221     $12,225  $12,326      $(101)
Interest-bearing
  sources of funds                  9,237    9,147         90       9,138    9,474       (336)
Noninterest-bearing
  sources of funds supporting
  interest-earning assets*          3,125    2,994        131       3,087    2,852        235
                                  =======  =======       ====     =======  =======      =====

*Primarily comprised of noninterest-bearing demand deposits and shareholders' equity.

The net interest margin on a tax-equivalent basis increased from 4.99 percent to 5.33 percent and from 4.73 percent to 5.35 percent in the third quarter and first nine months of 1995, respectively. The improvement primarily reflects
(i) the relatively favorable impact of the increase in market interest rates on asset yields over funding costs due to the Corporation's large holdings of prime rate-based earning assets, (ii) the decision to increase the level of investment securities relative to generally lower-yielding money market investments, (iii) a decline in nonaccrual loans and (iv) an increased proportion of noninterest-bearing sources of funds primarily reflecting a rise in shareholders' equity.


PROVISION FOR LOAN LOSSES
_________________________
The provision for loan losses was $1.5 million and $4.8 million for the third quarters of 1995 and 1994, respectively. For the first nine months of 1995, the provision for loan losses was $4.5 million as compared to $23.8 million for the corresponding period of 1994. The Corporation uses a methodology which assists in the establishment of the level of the provision for loan losses that is required to maintain an adequate allowance for loan losses (see the "Allowance for Loan Losses" section of this report). Midlantic believes that its allowance for loan losses was adequate at September 30, 1995 to absorb estimated losses in its credit portfolios.



       15 2OF2

NONINTEREST INCOME
__________________

NONINTEREST INCOME
                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                              SEPTEMBER 30                 SEPTEMBER 30
(In thousands)                          1995      1994  Variance        1995       1994  Variance
_________________________________________________________________________________________________
Trust income                         $12,460   $11,285    $1,175    $ 35,330   $ 31,927  $  3,403
Service charges on deposit accounts   19,914    20,029      (115)     58,289     57,995       294
Investment securities gains (losses)      --        --        --         184     (3,374)    3,558
Factoring commissions and fees         1,873     1,921       (48)      5,792      5,609       183
Gains on the disposition of assets
  and other nonrecurring income           --     1,064    (1,064)      3,100     26,120   (23,020)
Miscellaneous                         16,792    15,071     1,721      45,004     48,651    (3,647)
                                     _______   _______    ______    ________   ________  ________
  Total noninterest income           $51,039   $49,370    $1,669    $147,699   $166,928  $(19,229)
                                     =======   =======    ======    ========   ========  ========

Trust income for both the three months and the nine months ended September 30, 1995 compared with the same periods of 1994 benefitted from increased fees from sales of mutual funds and annuities, some of which are associated with higher operating expenses, particularly sales commissions that are reflected in salary and benefit expenses.

For the nine months ended September 30, 1995, net securities gains amounted to $184 thousand as compared to net losses of $3.4 million for the comparable period of 1994. Net gains or losses on securities transactions were realized on the sale of $740 thousand of other securities and $889 million of primarily U.S. Treasury securities during the first nine months of 1995 and 1994, respectively.



       16 1of2

In the third quarter of 1994, Midlantic recognized $1.1 million of gains on the sale of assets held for accelerated disposition. This followed similar gains totalling $25.1 million in the second quarter of 1994. Net gains on the sale of assets held for accelerated disposition totalled $3.1 million in 1995, all of which were realized in the first quarter.

The $1.7 million rise in miscellaneous noninterest income for the third quarter of 1995 resulted from increases in servicing income on loans sold, commitment fees on revolving lines of credit and automated teller fees. The year-to-date decline in miscellaneous income of $3.6 million primarily reflects the absence in 1995 of interest revenues that had been received in the first and second quarters of 1994 from assets held for accelerated disposition prior to their sale.

NONINTEREST EXPENSES
____________________

NONINTEREST EXPENSES
                                        THREE MONTHS ENDED               NINE MONTHS ENDED
                                           SEPTEMBER 30                    SEPTEMBER 30
(In thousands)                      1995      1994   Variance         1995      1994   Variance
_______________________________________________________________________________________________
Salaries and benefits           $ 65,318  $ 58,223    $ 7,095     $189,447  $172,338    $17,109
Net occupancy                     11,529    10,469      1,060       33,249    33,524       (275)
Equipment rental and expense       5,887     5,922        (35)      18,679    18,837       (158)
Other real estate owned, net      (2,243)     (472)    (1,771)      (5,086)      139     (5,225)
FDIC assessment charges             (415)    7,005     (7,420)      11,473    21,386     (9,913)
Legal and professional fees        9,666    11,512     (1,846)      26,932    32,647     (5,715)
Miscellaneous                     25,771    22,395      3,376       74,812    76,130     (1,318)
                                ________  ________    _______     ________  ________    _______
  TOTAL NONINTEREST EXPENSES    $115,513  $115,054    $   459     $349,506  $355,001    $(5,495)
                                ========  ========    =======     ========  ========    =======

Salary and benefit expenses increased $7.1 million or 12.2 percent for the third quarter of 1995 and increased $17.1 million or 9.9 percent for the first nine months of 1995. The increase in both periods reflects additional full-time equivalent employees primarily in customer service and sales positions plus annual performance-based salary and incentive increases.

Expenses for premises and fixed assets (net occupancy and equipment rental expenses) increased $1.0 million in the third quarter of 1995 and decreased $433 thousand for the first nine months of 1995. The increase in expenses in the third quarter of 1995 primarily reflected expenditures recently incurred for repairs and minor renovations required at certain branch locations. The decline in expenses in the first nine months of 1995 reflected a decrease in depreciation as well as lower snow and ice removal costs which were particularly heavy in early 1994.

Net OREO credits in the third quarters of 1995 and 1994, as well as the first nine months of 1995, primarily resulted from rental income and net gains on the sale of OREO more than offsetting OREO-related operating expenses. For the first nine months of 1994, the Corporation provided $2.4 million to reduce the carrying value of OREO properties. This charge to expense along with other OREO-related operating expenses exceeded rental income and net gains on the sale of OREO.
       16 2of2

The Federal Deposit Insurance Corporation ("FDIC") assessment decreased by $7.4 million and $9.9 million for the three months and nine months ended September 30, 1995 compared to the same periods of 1994, largely as a result of a $6.5 million rebate received from the FDIC in September 1995 applicable to payments made for the first nine months of the year. The Corporation is presently accruing at the revised lower assessment rate in the fourth quarter of 1995.

The decline in legal and professional fees of $1.8 million or 16.0 percent for the third quarter of 1995 and $5.7 million or 17.5 percent for the first nine months of 1995, reflects, in part, lower loan workout expenses resulting from the Corporation's declining level of problem assets. Also, during the fourth quarter of 1994, Midlantic discontinued utilizing the services of an outside third party to assist in the origination of loans to automobile purchasers that are originated through the selling dealer. Midlantic now originates such loans directly through various automobile retailers with which it has a customer relationship. Prior to this change, fees amounting to approximately $2.5 million on an annualized basis were recognized as professional fees.

The $3.4 million increase in miscellaneous expenses in the third quarter of 1995 primarily reflected increased business development expenses and higher amortization of goodwill and intangibles resulting from the acquisition of Old York. As a result of the $6.1 million of expenses recorded in the second quarter of 1994 for the subsequent consolidation of Midlantic's two bank subsidiaries, miscellaneous expenses declined by $1.3 million for the first nine months of 1995.


INCOME TAXES
____________
Midlantic recorded income tax expenses of $35.1 million and $5.4 million in the third quarters of 1995 and 1994, respectively. For the first nine months of 1995 and 1994, income tax expenses amounted to $100.9 million and $19.9 million, respectively. The tax provision for the third quarter and year-to-date 1995 reflected the Corporation's federal and state income taxes on operating earnings without benefit of significant income tax credits. Tax expenses recorded in the third quarter of 1994 were comprised of tax benefits of $27.8 million, related to a reduction in the tax valuation reserve, and $33.2 million of federal and state income tax expenses on operating earnings. For the first nine months of 1994, tax benefits related to a reduction in the tax valuation reserve amounted to $69.2 million, while federal and state income tax expenses totalled $89.1 million. The tax valuation reserve adjustments were the result of Midlantic's assessment of the future realization of its deferred tax asset based upon estimated future profitability. At December 31, 1994, the Corporation determined that a tax valuation reserve was no longer necessary.


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

FINANCIAL CONDITION
SEPTEMBER 30, 1995 VS. DECEMBER 31, 1994

ASSET QUALITY
_____________
As of September 30, 1995, nonaccrual loans and OREO ("nonaccrual assets") totalled $181 million or 1.3 percent of total assets compared to $248 million or 1.9 percent at the end of 1994. Included in nonaccrual assets at September 30, 1995 was $13 million from the acquisition of Old York. At September 30, 1995, total nonaccrual loans amounted to $126 million, of which $122 million were determined by the Corporation to be impaired under the guidelines pursuant to FAS No. 114 (see "Notes to Consolidated Financial Statements - Accounting for loan impairment"). Loans are generally reported as nonaccrual (and with limited exception as impaired, pursuant to the requirements of FAS No. 114) if they are past due as to maturity or payment of principal and/or interest for a period of more than ninety days. Since December 31, 1994, nonaccrual loans have fallen by $57 million or 31.3 percent, while OREO has declined by $9 million or 14.0 percent. The levels of nonaccrual assets are significantly influenced by national and regional economic conditions.

Changes in nonaccrual loan totals are summarized in Table XII. At September 30, 1995, nonaccrual loans were primarily comprised of long-term commercial mortgages (54.5 percent of the total) and commercial and financial loans (29.4 percent of the total). The relationship of each of these categories of nonaccrual loans to its respective loan portfolio was 4.17 percent commercial mortgages and 1.16 percent commercial and financial.

Construction and development loans and long-term commercial mortgage loans ("commercial real estate loans") that were nonaccrual at quarter-end 1995 collectively amounted to $76 million, of which 33.5 percent comprised industrial/warehouse, 17.9 percent office buildings and 10.8 percent residential properties (see Tables IX and X). Total commercial real estate loans were relatively unchanged during the past twelve months as indicated in the following table:
COMMERCIAL REAL ESTATE LOANS
                                            Sept. 30     Dec. 31   Sept. 30
FOR THE QUARTER ENDED (In millions)             1995        1994       1994
___________________________________________________________________________
Long-term commercial mortgage loans           $1,647      $1,576     $1,593
Construction and development loans               569         598        590
___________________________________________________________________________
Total commercial real estate loans            $2,216      $2,174     $2,183
===========================================================================

Midlantic has restructured certain loans in instances where a determination was made that greater economic value would be realized under new terms than through foreclosure, liquidation or other disposition. Such loans are accounted for in accordance with generally accepted accounting principles ("GAAP"). Renegotiated loans amounted to $40 million at September 30, 1995 compared with $60 million at year-end 1994. The effective interest rate as calculated under GAAP on these renegotiated loans is 8.68 percent. In those cases in which average current yield differs from the effective yield, Midlantic's management has elected to recognize income prospectively on the more conservative average current yield basis until certain contingencies are met. At both September 30, 1995 and December 31, 1994, the average current yield and the effective interest rate on renegotiated loans were substantially the same. During the first nine months of 1995, Midlantic restructured one loan in the amount of $2.5 million that is accounted for under the provisions of FAS No. 114.

OREO, which represents real property for which the Corporation has obtained legal title, amounted to $55 million at September 30, 1995, compared with the December 31, 1994 level of $64 million (which has been restated to exclude in-substance foreclosures). Pursuant to FAS No. 114, on January 1, 1995, in-substance foreclosures were reclassified from OREO to loans. Midlantic also elected to reclassify all appropriate historical data (see "Notes to Financial Statements - Accounting for loan impairment"). The decline in OREO since December 31, 1994 primarily reflected sales of OREO properties of $25 million, partially offset by additions to OREO totalling $15 million (see Table XVI).

Accruing loans past due ninety days or more as to interest or principal payments which do not meet the criteria for loan impairment under FAS No. 114 (in 1995) amounted to $30 million at both September 30, 1995 and December 31, 1994.

The Corporation's foreign outstandings at September 30, 1995 (all of which are dollar-denominated and approximately three-quarters representing money market assets), amounted to $165 million or 1.2 percent of total consolidated assets as compared with $151 million or 1.1 percent at year-end, 1994. At both September 30, 1995 and December 31, 1994, no individual country exposure exceeded .75 percent of total assets.


ALLOWANCE FOR LOAN LOSSES
_________________________
Midlantic considers various factors in determining the appropriate level of the allowance for loan losses ("ALL"), including an assessment of the financial condition of individual borrowers, a determination of the value and adequacy of underlying collateral (based on appraisals, where appropriate or required), the composition and balance of the credit portfolio, a review of historical loss experience and an analysis of the levels and trends of delinquencies, charge-offs and the risk ratings of the various loan categories. Such factors as the condition of the national and regional economies and the level and trend of interest rates are also considered. Beginning in 1995, the recognition of impaired loans and specific allowances that must be determined for such loans are also factored into the Corporation's determination of an adequate ALL (see "Notes to Financial Statements - Accounting for loan impairment"). Additions to the ALL are made through provisions charged against current operations and through any recoveries on loans previously charged off. Midlantic's ALL amounted to 3.89 percent and 4.23 percent of total loans, net of unearned income, at September 30, 1995 and December 31, 1994, respectively. At September 30, 1995, the ratio of the ALL to nonaccrual loans was 271 percent compared with 191 percent at December 31, 1994.

In connection with the Corporation's bulk sale of distressed real estate assets, during the first nine months of 1994, $8 million was charged-off on loans that were then designated as held for accelerated disposition.

Midlantic's net charge-offs of $19.0 million for the first nine months of 1995 compares to $59.0 million for the corresponding period of 1994 (which does not include the above-mentioned charge-offs on loans sold in bulk sales transactions). Net charge-offs as a percent of average loans, on an annualized basis, amounted to .30 percent, as compared with .94 percent for the first nine months of 1994 and .80 percent for the year ended December 31, 1994. Net charge-offs in 1995 principally reflected net losses incurred on loans to individuals ($10 million), commercial real estate loans ($6 million), and commercial and financial loans ($2 million).

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

Midlantic considers its ALL as of September 30, 1995 to be adequate based upon the size and risk characteristics of the credit portfolio outstanding at that date, including the uncertainties that prevail in the economy (such as, but not limited to, the uncertainties in the real estate market). Management believes that provisioning levels in the near-term will remain low.

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

At September 30, 1995, investment securities totalled $3.3 billion, up $496 million or 18.0 percent from the $2.8 billion recorded at December 31, 1994. The investment securities portfolio at September 30, 1995 included $2.4 billion of held-to-maturity securities, $807 million of available-for-sale ("AFS") securities and $1 million of trading securities. On September 30, 1995, Midlantic recorded, as a component of shareholders' equity, an unrealized holding gain on AFS securities, net of taxes, of $3.5 million, compared to a $3.1 million unrealized holding loss, net of taxes, recorded at the end of 1994. Upon adoption of FAS No. 115 in the first quarter of 1994, Midlantic had recorded a $1.9 million gain, net of taxes, on AFS securities.

Net unrealized appreciation on Midlantic's held-to-maturity securities portfolio, amounted to $22 million at September 30, 1995, comprised of gross unrealized gains of $37 million and gross unrealized losses of $15 million (see Table VI). At December 31, 1994, net unrealized depreciation on the Corporation's held-to-maturity portfolio amounted to $90 million, comprised of gross unrealized losses of $91 million and gross unrealized gains of $1 million. The unrealized depreciation on the held-to-maturity portfolio at year-end 1994 in management's judgment was a temporary decline caused by the rise in market interest rates. Stabilizing interest rates in 1995 coupled with changes in the mix of the held-to-maturity portfolio contributed to net unrealized appreciation at September 30, 1995.

At September 30, 1995, the held-to-maturity securities portfolio was primarily comprised of $2.4 billion of U.S. Treasury and federal agency mortgage-backed securities (with an aggregate weighted average maturity of approximately three years). The AFS securities portfolio consisted of $742 million of U.S. Treasury and federal agency obligations with an aggregate remaining average maturity of approximately 1.4 years and $65 million of other debt, equity and state and municipal securities. At September 30, 1995, Midlantic did not have any mortgage-backed securities that met the regulatory definition for classification as high-risk collateralized mortgage obligations, nor were there any mortgage-backed securities that contained imbedded options.

MONEY MARKET INVESTMENTS
________________________
The Corporation presently invests a portion of its available funds in short-term money market investments, including federal funds sold, term federal funds sold, interest-bearing deposits in other banks, reverse repurchase agreements and commercial paper. At September 30, 1995, money market investments totalled $616 million or 4.9 percent of total interest-earning assets compared with $1.1 billion or 9.2 percent of interest-earning assets at year-end 1994. The decrease in money market investments since year-end 1994 compared to September 30, 1995, reflects increased levels of investment securities and loans outstanding.


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

Earnings exposure to interest rates arises from a variety of factors, a primary source of which is mismatches in the maturity and repricing distribution of the Corporation's assets and liabilities, including hedging positions created by interest rate swaps (discussed below). For example, at any specified period of time, if more of the Corporation's outstanding assets are scheduled to mature or to reprice earlier than its liabilities, the Corporation's earnings may be vulnerable to a decline in the general level of interest rates because in this circumstance the Corporation's asset yields would decline sooner than its funding costs. Conversely, if more of the Corporation's liabilities reprice or mature earlier than its assets, earnings may be exposed to an increase in the general level of interest rates since funding costs would tend to rise before asset yields. This type of risk is approximately illustrated in the "static gap" model which calculates the excess of assets or liabilities (including interest rate swaps) outstanding at September 30, 1995, that are due to mature, to be repriced, or assumed to be repriced in various time intervals. On September 30, 1995, Midlantic estimated that more liabilities than assets were repricing or maturing during the subsequent one year period. This estimate includes certain assumptions about the timing of rate changes on liabilities without stated maturities and the effect on NII of changing levels of noninterest-bearing funding such as demand deposit balances. The actual or assumed amount of liabilities in excess of assets subject to maturing or repricing within one year of September 30, 1995 was approximately $970 million, an amount which management believes would result in an acceptable change in NII if interest rates were to rise or fall by amounts similar to recent years. On the other hand, greater market interest rate volatility would tend to have a more significant impact on prospective NII. Midlantic manages its interest sensitivity position with the objective of avoiding material mismatching of the amounts of assets and liabilities subject to rate changes within each significant time interval.

INTEREST RATE SWAPS
___________________
In order to maintain earnings and capital exposure to interest rate changes within prudent bounds, Midlantic utilizes interest rate swaps to hedge existing balance sheet items that have a high degree of inverse rate correlation to the swap. Most of the interest rate swaps outstanding as of September 30, 1995 entitled Midlantic to receive or pay a fixed rate of interest to the final maturity of each swap in exchange for a variable rate of interest, which is reset quarterly and generally tied to the six month LIBOR (an internationally recognized interest rate index). At September 30, 1995, Midlantic also held $300 million (notional value) of interest-rate swaps for which it pays an interest rate tied to the prime rate and receives LIBOR.
Such swaps are utilized as hedges against the risk that the difference between funding costs and the prime rate may compress or narrow from recent levels. The Corporation utilizes interest rate swaps solely as hedging instruments for asset/liability risk management and does not hold any interest rate swap contracts for trading purposes.

INTEREST RATE SWAPS AT SEPTEMBER 30, 1995
                                         Weighted   Weighted    Net Exchange
                                          Average    Average             Rate
                                 Notional   Fixed   Variable        Favorable
(In millions)                     Amounts    Rate       Rate     (Unfavorable)
_____________________________________________________________________________
Receive a fixed
  rate of interest
   Hedging commercial and
    financial loans                $1,450    5.99%      5.93%             .06%
   Hedging construction and
    development loans                  25    5.39       5.81             (.42)
   Hedging long-term
    commercial mortgage loans         300    5.83       5.89             (.06)
   Hedging retail certificates
    of deposit                        825    5.71       5.91             (.20)
   Hedging money market
    investments                       200    7.23       5.88             1.35
Pay a fixed rate of interest
  (all hedging U.S. government
  agency securities)                  599    4.68       5.88             1.20
Receive and pay a
  variable rate of
  interest (all hedging               300     N/A      {5.72  receive   {
  long-term commercial                                 {                {(.49)
  mortgage loans)                                      {6.21  pay       {
=============================================================================

The notional amounts listed in the above table represent the base on which interest due each counterparty is calculated. The notional amounts do not represent amounts actually exchanged by the counterparties and are therefore not recorded on the balance sheet. At September 30, 1995, Midlantic did not have any interest rate swaps tied other than to a fixed rate, LIBOR or the prime rate, nor did the Corporation maintain or utilize, at that time, any exchange-traded futures contracts, options or other exchange traded off-balance sheet derivative financial instruments. At that date, Midlantic did not engage in any swap transactions as an intermediary, although the Corporation may decide to do so in the future if customer demand warrants. Midlantic is not a party to any leveraged derivative contract.

       23 1of2
INTEREST RATE SWAP CONTRACTS-ACTIVITY DURING 1995

(In millions)
______________________________________________________________________
Notional amount of interest rate
 swaps at December 31, 1994                                     $3,449
New swaps (all receiving a fixed interest rate)                    650
Matured swaps (all receiving a fixed interest rate)               (400)
______________________________________________________________________
Notional amount of interest rate
 swaps at September 30, 1995                                    $3,699
======================================================================

Credit risk associated with interest rate swap contracts arises from the potential for a counterparty to default on its obligations. Midlantic attempts to limit credit risk by transacting only with the most creditworthy counterparties. All counterparties to contracts in place as of September 30, 1995 were associated with organizations having securities rated as investment grade by independent rating agencies.

As of September 30, 1995, the estimated credit exposure associated with interest rate swap contracts was approximately $28 million representing exposure with respect to those swaps that show a positive (favorable) mark-to-market position. Management believes that the swap contracts it had in place as of September 30, 1995 have been effective tools in the control of interest rate risk.

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

IMPACT OF INTEREST RATE SWAPS ON NET INTEREST INCOME

                                                    NINE MONTHS ENDED
                                                      SEPTEMBER 30
                                                  Favorable (Unfavorable)
(In thousands)                                 1995                    1994
___________________________________________________________________________
Interest income                             $ 2,184                 $16,446
Interest expense                             (3,083)                 13,647
___________________________________________________________________________
  Net interest income                       $  (899)                $30,093
===========================================================================
       23 2of2

MATURITY DISTRIBUTION AND SUMMARY OF FAIR VALUES
OF SWAP CONTRACTS IN PLACE AS OF SEPTEMBER 30, 1995
                                                      Notional Amounts
                                     _____________________________________________
                                        Receive       Pay    Receive and
(In millions)                              Fixed     Fixed   Pay Variable    Total
__________________________________________________________________________________
1995 - Fourth quarter                     $1,000   $    --          $  --   $1,000
1996                                         900        --            300    1,200
1997                                         250       599             --      849
1998 and after                               650        --             --      650
                                          ______   _______          _____   ______
Total interest rate swaps                 $2,800   $   599          $ 300   $3,699
                                          ======   =======          =====   ======
FAIR VALUE OF INTEREST RATE SWAPS
(In thousands)
__________________________________________________________________________________
  Contracts with a positive
    mark-to-market position              $15,131   $13,292          $  19  $28,442
  Contracts with a negative
    mark-to-market position               (2,191)       --           (502)  (2,693)
                                         _______   _______          -----  _______
Net fair value of interest rate swaps    $12,940   $13,292          $(483) $25,749
                                         =======   =======          =====  =======

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

Net cash flows as measured by changes in cash and due form banks increased by $12 million between year-end 1994 and September 30, 1995 as higher levels of reserve balances and deposits in the process of collection were largely offset by lower levels of cash in the branch system. For the similar period of 1994, cash balances increased by $211 million reflecting higher levels of reserve balances and deposits in the process of collection (see "Consolidated Statement of Cash Flows" on page 6). Cash balances on any given day may fluctuate based on deposit activity and the timing of other transactions, including targeted reserve balances maintained with the Federal Reserve System.

For the nine months ended September 30, 1995, operating cash flows amounted to $212 million compared to $250 million a year earlier. Operating cash flows were largely utilized in 1995 to fund growth in the loan and investment securities portfolios. In 1994, operating cash flows, supplemented by funds generated through reductions in the loan and investment securities portfolios, were utilized to fund deposit outflows as well as reduced levels of short-term borrowings.

To fund possible future growth in loans and other longer-term interest-earning assets, Midlantic expects to benefit from deposit growth and proceeds from scheduled loan payments. Liquidity may also be generated by the possible sale or securitization of existing assets.

LIQUIDITY RATIOS
                                  SEPTEMBER 30    December 31   September 30
                                          1995           1994           1994
____________________________________________________________________________
Liquidity ratio (1)                       28.5%          30.7%          30.8%
Funding ratio (2)                          1.8           (7.8)          (6.0)
Total loans, net of unearned
 income, as a % of total deposits         80.9           76.4           75.5
Core deposits as a % of total
 loans, net of unearned income           114.3          125.3          125.2
Unfunded loan commitments as a
 % of loans outstanding                   33.5           33.0           35.3
============================================================================
(1) Ratio of net short-term assets to net funding liabilities.
(2) Total purchased funds less investment securities due in one year and money market investments as a percent of investment securities due in more than one year and total loans, net of unearned income.


At September 30, 1995, Midlantic had unfunded loan commitments outstanding of $2.9 billion compared to $2.7 billion outstanding at December 31, 1994. Takedowns on commitments have been occurring during the normal course of business at levels that have not adversely affected the Corporation's liquidity.

PARENT COMPANY
MC requires sources of funds to meet contractual obligations, including servicing long-term debt, and cash dividend payments on the Corporation's common stock.

MC's liquidity (cash on hand, money market investments and available-for-sale securities), which is managed in conjunction with the short-term resources of the Corporation's nonbank subsidiaries, was in excess of $300 million at September 30, 1995. During the first nine months of 1995, a portion of MC's liquid assets was used to fund the Corporation's repurchase of 1.7 million of its common shares for a total of $61.2 million and $50.0 million for the redemption of its Preferred Stock-A for $50 million. See "Recent Activities of the Corporation (1994 and 1995)". Ongoing parent company operating and interest expenses and dividends are expected to be fully funded from dividend payments and management fees from MB.


CAPITAL ADEQUACY
________________
Midlantic places a high priority on maintaining levels of capital that exceed minimum bank regulatory guidelines and position the organization to compete effectively in its market areas.

In recent years, in addition to the retention of earnings, Midlantic has increased its capital through a variety of actions, including common stock offerings in August 1992 and May 1993. As a result, the Corporation's capital ratios, as well as the capital ratios of MB and its predecessors, MNB and CB, have significantly increased. Federal bank regulators utilize risk-based and leverage ratios to assess capital adequacy. As of September 30, 1995, Midlantic reported a tier 1 risk-based capital ratio of 12.85 percent, a total risk-based capital ratio (tier 1 plus tier 2 capital) of 16.80 percent and a leverage ratio of 9.43 percent. These ratios compare with minimum regulatory guidelines of 4.00 percent for tier 1, 8.00 percent for total capital and 3.00 percent for leverage.

As of September 30, 1995, MB had a tier 1 risk-based capital ratio of 13.57 percent and a total risk-based capital ratio of 14.84 percent. MB's leverage ratio as of September 30, 1995 was 10.15 percent.

CAPITAL RATIOS

                            Sept. 30   June 30   March 30   Dec. 31   Sept. 30
                                1995      1995       1995      1994       1994
______________________________________________________________________________
   Tier 1 risk-based
     Midlantic                 12.85%    12.57%     13.58%    13.07%     12.01%
     MB                        13.57     13.79      14.17     14.12      13.20
   Total risk-based
     Midlantic                 16.80     16.63      17.77     17.22      16.10
     MB                        14.84     15.07      15.45     15.40      14.48
   Leverage
     Midlantic                  9.43      9.08       9.43      9.43       8.87
     MB                        10.15     10.13      10.04     10.39       9.94
==============================================================================

In April 1994, MC's Board approved a quarterly cash dividend on MC's common stock of $.10 per common share. Subsequently, in July 1994 and October 1994, MC's Board declared quarterly cash dividends of $.13 and $.17 per common share, respectively. In 1995, quarterly cash dividends declared on MC's common stock continued to increase to $.22 (declared in January) and $.32 (declared in April). The third quarter dividend (declared in July) and the fourth quarter dividend (declared in October) remained at $.32 per common share. See "Recent Activities of the Corporation (1994 and 1995)."

As mentioned in "Recent Activities of the Corporation (1994 and 1995)," on June 30, 1995, the Corporation redeemed all outstanding shares of Preferred Stock-A for $50 million.

LINE OF BUSINESS RESULTS
________________________
Midlantic is organized and managed along its major lines of business:
Commercial, Retail Banking and Trust and Financial Management Services. The Corporation separately accounts for these activities in order to facilitate management's analysis of performance by defined business lines. Unlike financial accounting, which has been formalized by generally accepted accounting principles as set by recognized rulemaking bodies, cost and revenue allocations used to develop business line results are less standardized. The methodologies employed for these allocations are part of an evolving process and are under periodic review for changing circumstances. A summary of operating results for the nine months ended September 30, 1995 and 1994 by major business line is presented in the "Line of Business Results" table on the following page.

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

       28 1of2

LINE OF BUSINESS RESULTS
                                 NINE MONTHS ENDED                   NINE MONTHS ENDED
                                SEPTEMBER 30, 1995                  SEPTEMBER 30, 1994
                            NET        AVERAGE                Net        Average
(IN THOUSANDS)           INCOME         ASSETS     ROA     Income         Assets     ROA
________________________________________________________________________________________
Commercial             $ 45,590(1) $ 4,830,905    1.26%  $ 49,858(1) $ 5,176,702    1.29%
Retail Banking           93,751      4,332,843    2.89     72,589      4,154,044    2.34
Trust and Financial
 Management Services      5,873         27,824     N/M      6,491         33,888     N/M
All Other Activities     25,621      4,160,522     .82     (3,806)(2)  4,183,583    (.12)
FAS #109 Tax Benefits        --             --      --     69,219             --      --
                       ________    ___________    ____   ________    ___________    ____
Total                  $170,835    $13,352,094    1.71%  $194,351    $13,548,217    1.92%
                       ========    ===========    ====   ========    ===========    ====

ROA - Return on average assets (net income as a percent of average assets)
N/M - Not Meaningful
(1) Includes the after-tax contribution of net gains on asset dispositions of $1.891 million in 1995 and $15.933 million in 1994.  Excluding these one-time credits, net income amounted to $43.699 million (or an ROA of 1.21 percent) in 1995 and $33.925 million (or an ROA of .88 percent) in 1994.
(2) Includes a $7.528 million charge representing the cumulative effect of the change in accounting for postemployment benefits.

Comments regarding the 1995 results follow.

Commercial
__________
Commercial loans on average decreased by $332 million or 6.3 percent from the first nine months of 1994. This decline primarily reflects the bulk sales of real estate assets and other actions by management to reduce problem assets along with the runoff of construction loan outstandings and modest demand for new lending, although in recent months such demand appears to be increasing. Absent the decline in loan balances due to continuing asset quality improvement efforts, commercial loans would have reflected a small increase similar to Midlantic's regional peers. In recent years, most loan originations have been with customers in the Corporation's market area. During the first quarter of 1995, MB signed an agreement with Morgan Guaranty Trust Company of New York ("Morgan") to provide long-term commercial mortgage financing to Midlantic's clients. Under the terms of the agreement, MB will originate and service commercial mortgage loans, which Morgan will package, securitize and sell to investors.

Excluding net gains on the disposition of assets, net income rose by $9.8 million or 28.8 percent primarily reflecting the favorable impact on prime-based loans of the increase in market interest rates together with the Corporation's continuing efforts to control operating expenses.

      28 2of2

Retail Banking
______________
In addition to loans and other consumer-related interest-earning assets, the Retail Banking group is credited with interest income on deposit funding it generates but which is employed by other business lines. Therefore, part of the income credited to the consumer business line is not related to the average asset base it specifically manages. Consequently, the ROA calculated in the table above is high relative to the commercial business lines which employ some of the funding generated by the consumer group. An adjusted ROA to include all of the funding that Retail Banking generates for other business lines would amount to 1.18 percent in 1995 as compared to .88 percent in 1994.

Average consumer loans increased by $198 million or 6.0 percent from year-to-date 1994 reflecting increasing penetration of Midlantic's targeted retail markets.

Trust and Financial Management Services
_______________________________________
Assets under management at September 30, 1995 amounted to $12.5 billion at market values. Revenues in this business line are derived from estate management fees, investment advisory fees and service fees such as those generated by discount brokerage activities. The decline in net income for the nine months ended September 30, 1995 reflected higher salary and benefits paid to sales personnel to promote mutual fund and annuity sales. These sales efforts are anticipated to benefit future periods.


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

                    MIDLANTIC CORPORATION AND SUBSIDIARIES


                           Statistical Tables to
                     Management's Discussion and Analysis
                      of Financial Condition and Results
                              of Operations

                             Midlantic Corporation and Subsidiaries
   TABLE I - ANALYSIS OF CHANGES IN NET INTEREST INCOME (TAX-EQUIVALENT BASIS)
                                      (In thousands)

FOR THE NINE MONTHS
ENDED SEPTEMBER 30, 1995 VS. 1994                    VOLUME(a)         RATE(a)(b)  TOTAL
________________________________________________________________________________________
INTEREST-EARNING ASSETS
  Interest-bearing deposits
   in other banks                                  $(13,215)       $  5,223     $ (7,992)
  Other short-term investments                      (29,986)         16,117      (13,869)
  Investment securities (c)                          40,551          39,794       80,345
  Commercial and financial loans(d)(e)(f)             1,186          27,409       28,595
  Real estate loans(d)(e)(f)                        (14,871)         17,527        2,656
  Loans to individuals(d)(e)(f)                      14,566           9,743       24,309
                                                   ________        ________     ________
    Total interest-earning assets                    (1,769)        115,813      114,044
                                                   ________        ________     ________

INTEREST-BEARING SOURCES OF FUNDS USED TO
  FINANCE INTEREST-EARNING ASSETS
  Domestic savings and time deposits                 (5,437)         51,595       46,158
  Overseas branch deposits                             (101)            128           27
  Short-term borrowings                               2,748          12,017       14,765
  Long-term debt                                       (187)             --         (187)
                                                   ________        ________       ______
    Total interest-bearing sources
      of funds used to finance
      interest-earning assets                        (2,977)         63,740       60,763
                                                   ________        ________     ________
CHANGE IN NET INTEREST INCOME                      $  1,208        $ 52,073     $ 53,281
                                                   ========        ========     ========

(a) The changes which cannot be attributed solely to changes in the balances (volume) or to changes in the rates are allocated to these categories on the basis of their respective percentage changes.
(b) Includes the effect of interest rate swap positions.
(c) Includes a net increase of $3.285 million adjusted to a tax-equivalent basis, using a 35 percent federal income tax rate.
(d) Includes a net increase of $5.584 million adjusted to a tax-equivalent basis, using a
    35 percent federal income tax rate.
(e) Includes income from loan fees which is not significant.
(f) Includes nonaccrual loans.



       32 1OF 2

                          Midlantic Corporation and Subsidiaries
                TABLE II - COMPARATIVE CONSOLIDATED AVERAGE BALANCE SHEET
                        WITH RESULTANT INTEREST AND AVERAGE RATES
                                    (In thousands)

FOR THE THREE MONTHS ENDED                 SEPTEMBER 30, 1995               SEPTEMBER 30, 1994
                                       _________________________       __________________________
                                       AVERAGE           AVERAGE       AVERAGE            AVERAGE
                                       BALANCE   INTEREST   RATE       BALANCE   INTEREST    RATE
_________________________________________________________________________________________________
ASSETS
 Interest-earning assets
  Interest-bearing deposits        $    75,095   $  1,125   5.94%  $   395,985   $  4,313    4.32%
  Other short-term investments         359,056      5,978   6.61     1,375,525     15,583    4.49

  U.S. Treasury securities           2,334,215     37,239   6.63     1,042,858     12,389    4.71
  Obligations of U.S.
   government agencies                 819,650     14,526   7.03       922,486     13,283    5.71
  Obligations of states and
   political subdivisions(1)            34,447        601   6.92        21,968        297    5.36
  Other securities                      64,467      2,259  13.90        64,964      1,013    6.19
                                   ___________   ________  _____   ___________   ________    ____
   Total investment securities       3,252,779     54,625   6.66     2,052,276     26,982    5.22
                                   ___________   ________  _____   ___________   ________    ____
  Commercial and financial
   loans                             3,134,587     73,027   9.24     3,052,533     62,658    8.14
  Real estate loans                  2,807,486     63,204   8.93     2,835,854     62,051    8.68
  Loans to individuals               2,733,561     59,863   8.69     2,429,312     50,193    8.20
                                   ___________   ________  _____   ___________   ________    ____
   Total loans(1)(2)(3)(4)           8,675,634    196,094   8.97     8,317,699    174,902    8.34
                                   ___________   ________  _____   ___________   ________    ____
   Total interest-earning
     assets                         12,362,564    257,822   8.27    12,141,485    221,780    7.25
                                   ___________   ________  _____   ___________   ________    ____
 Noninterest-earning assets
  Cash and due from banks              801,377                         796,738
  Other assets                         708,785                         710,101
  Allowance for loan losses           (345,008)                       (370,973)
                                   ___________                     ___________
   Total noninterest-earning
     assets                          1,165,154                       1,135,866
                                   ___________                     ___________
Total assets                       $13,527,718                     $13,277,351
                                   ___________                     ___________



       32 2 of 2

LIABILITIES AND SHAREHOLDERS'
  EQUITY
 Interest-bearing liabilities
  Domestic savings and time
   deposits                        $ 8,137,285     72,897   3.55   $ 8,245,556     55,154    2.65
  Overseas branch deposits               7,680        104   5.37        12,210        124    4.03
  Short-term borrowings                721,731     10,300   5.66       516,428      5,084    3.91
  Long-term debt                       370,392      8,508   9.11       373,000      8,586    9.13
                                   ___________   ________  _____   ___________   ________    ____
   Total interest-bearing
     liabilities                     9,237,088     91,809   3.94     9,147,194     68,948    2.99
                                   ___________   ________  _____   ___________   ________    ____
 Noninterest-bearing liabilities
   and shareholders' equity
  Demand deposits                    2,679,899                       2,695,792
  Other liabilities                    194,640                         164,379
                                   ___________                     ___________
   Total noninterest-bearing
      liabilities                    2,874,539                       2,860,171
                                   ___________                     ___________
  Shareholders' equity               1,416,091                       1,269,986
                                   ___________                     ___________
Total liabilities and
 shareholders' equity              $13,527,718                     $13,277,351
                                   ___________                    ____________
NET INTEREST INCOME                              $166,013                        $152,832
                                                 ========                        ========
INTEREST INCOME AS A % OF
 AVERAGE INTEREST-EARNING ASSETS                            8.27%                            7.25%
                                                           =====                             ====
INTEREST EXPENSE AS A % OF
 AVERAGE INTEREST-EARNING ASSETS                            2.94%                            2.26%
                                                           =====                             ====
NET INTEREST MARGIN (5)                                     5.33%                            4.99%
                                                           =====                             ====

See Notes to Comparative Consolidated Average Balance Sheet with Resultant Interest and
Average Rates.



       33 1 of 2

                           Midlantic Corporation and Subsidiaries
                 TABLE III - COMPARATIVE CONSOLIDATED AVERAGE BALANCE SHEET
                          WITH RESULTANT INTEREST AND AVERAGE RATES
                                     (In thousands)

FOR THE NINE MONTHS ENDED                   SEPTEMBER 30, 1995               SEPTEMBER 30, 1994
                                       _________________________      ____________________________
                                       AVERAGE           AVERAGE       AVERAGE            AVERAGE
                                       BALANCE   INTEREST   RATE       BALANCE   INTEREST    RATE
_________________________________________________________________________________________________
ASSETS
 Interest-earning assets
  Interest-bearing deposits         $  134,827   $  5,990   5.94%  $   484,875   $ 13,982    3.86%
  Other short-term investments         512,088     24,234   6.33     1,293,549     38,103    3.94

  U.S. Treasury securities           2,272,159    107,894   6.35     1,131,358     33,531    3.96
  Obligations of U.S.
   government agencies                 841,396     45,155   7.18       978,114     43,712    5.98
  Obligations of states and
   political subdivisions (1)           31,019      1,815   7.82        16,548        794    6.42
  Other securities                      62,549      6,419  13.72        67,094      2,901    5.78
                                   ___________   ________  _____   ___________   ________    ____
   Total investment securities       3,207,123    161,283   6.72     2,193,114     80,938    4.93
                                   ___________   ________  _____   ___________   ________    ____
  Commercial and financial
    loans                            3,048,151    211,845   9.29     3,028,669    183,250    8.09
  Real estate loans                  2,712,702    181,913   8.97     2,946,692    179,257    8.13
  Loans to individuals               2,609,741    169,093   8.66     2,379,316    144,784    8.14
                                   ___________   ________  _____   ___________   ________    ____
    Total loans (1)(2)(3)(4)         8,370,594    562,851   8.99     8,354,677    507,291    8.12
                                   ___________   ________  _____   ___________   ________    ____
    Total interest-earning
      assets                        12,224,632    754,358   8.25    12,326,215    640,314    6.95
                                   ___________   ________  _____   ___________   ________    ____
 Noninterest-earning assets
  Cash and due from banks              775,055                         778,036
  Other assets                         697,785                         827,831
  Allowance for loan losses           (345,378)                       (383,865)
                                   ___________                     ___________
   Total noninterest-earning
    assets                           1,127,462                       1,222,002
                                   ___________                     ___________
Total assets                       $13,352,094                     $13,548,217
                                   ___________                     ___________














       33 2 of 2

LIABILITIES AND SHAREHOLDERS'
  EQUITY
 Interest-bearing liabilities
  Domestic savings and time
   deposits                        $ 8,039,491    208,518   3.47   $ 8,461,876    162,360    2.57
  Overseas branch deposits               8,418        340   5.40        11,620        313    3.60
  Short-term borrowings                717,983     30,671   5.71       626,256     15,906    3.40
  Long-term debt                       372,076     25,678   9.23       374,682     25,865    9.23
                                   ___________   ________  _____   ___________   ________    ____
   Total interest-bearing
    liabilities                      9,137,968    265,207   3.88     9,474,434    204,444    2.89
                                   ___________   ________  _____   ___________   ________    ____
 Noninterest-bearing liabilities
   and shareholders' equity
  Demand deposits                    2,624,483                       2,712,070
  Other liabilities                    186,984                         159,659
                                   ___________                     ___________
   Total noninterest-bearing
      liabilities                    2,811,467                       2,871,729
                                   ___________                     ___________
  Shareholders' equity               1,402,659                       1,202,054
                                   ___________                     ___________
Total liabilities and
 shareholders' equity              $13,352,094                     $13,548,217
                                   ___________                     ___________
NET INTEREST INCOME                              $489,151                        $435,870
                                                 ========                        ========
INTEREST INCOME AS A % OF
 AVERAGE INTEREST-EARNING ASSETS                            8.25%                            6 95%
                                                           =====                             ====
INTEREST EXPENSE AS A % OF
 AVERAGE INTEREST-EARNING ASSETS                            2.90%                            2.22%
                                                           =====                             ====
NET INTEREST MARGIN (5)                                     5.35%                            4.73%
                                                           =====                             ====

See Notes to Comparative Consolidated Average Balance Sheet with Resultant Interest and
Average Rates.

Midlantic Corporation and Subsidiaries
NOTES TO COMPARATIVE CONSOLIDATED AVERAGE BALANCE SHEET
WITH RESULTANT INTEREST AND AVERAGE RATES


(1) Interest income is reflected on a tax-equivalent basis using a 35 percent federal income tax rate. The tax-equivalent adjustment for investment securities amounted to $1.271 million and $100 thousand for the three months ended September 30, 1995 and 1994, respectively, and $3.555 million and $270 thousand for the nine months ended September 30, 1995 and 1994, respectively. The tax-equivalent adjustment for loans amounted to $2.516 million and $618 thousand for the three months ended September 30, 1995 and 1994, respectively, and $7.570 million and $1.986 million for the nine months ended September 30, 1995 and 1994, respectively.
(2) Includes loan fees.  Such income is not significant.
(3) Includes nonaccrual loans.
(4) Net of unearned income.
(5) Net interest margin is net interest income (on a tax-equivalent basis) as a percent of average interest-earning assets. On an actual basis (not on a tax-equivalent basis) net interest margin was 5.21 percent and 4.97 percent for the three months ended September 30, 1995 and 1994, respectively, and 5.23 percent and 4.70 percent for the nine months ended September 30, 1995 and 1994, respectively.



       35 1of2

                        Midlantic Corporation and Subsidiaries
         TABLE IV - INTEREST-EARNING ASSETS AND INTEREST-BEARING LIABILITIES
                     WITH RESULTANT INTEREST AND AVERAGE RATES
                                    (In thousands)

                                  SEPT. 30      JUNE 30     MARCH 31      DEC. 31     SEPT. 30
FOR THE THREE MONTHS ENDED            1995         1995         1995         1994         1994
______________________________________________________________________________________________
INTEREST-EARNING ASSETS
  Interest-bearing deposits
    Average balance            $    75,095  $   107,978  $   221,408  $   286,183  $   395,985
    Interest income                  1,125        1,675        3,190        3,604        4,313
    Average rate                      5.94%        6.22%        5.84%        5.00%        4.32%
  Other short-term
   investments
    Average balance            $   359,056  $   545,479  $   631,729  $ 1,099,417  $ 1,375,525
    Interest income                  5,978        8,834        9,422       14,167       15,583
    Average rate                      6.61%        6.50%        6.05%        5.11%        4.49%
  Investment securities
    Average balance            $ 3,252,779  $ 3,288,282  $ 3,080,308  $ 2,439,842  $ 2,052,276
    Interest income(1)              54,625       55,463       51,195       36,369       26,982
    Average rate(1)                   6.66%        6.77%        6.74%        5.91%        5.22%
  Total loans
    Average balance            $ 8,675,634  $ 8,336,270  $ 8,099,878  $ 8,151,921  $ 8,317,699
    Interest income(1)             196,094      189,708      177,049      173,651      174,902
    Average rate(1)                   8.97%        9.13%       8.86%         8.45%        8.34%
                               ___________  ___________  ___________  ___________  ___________
    Total average interest-
     earning assets            $12,362,564  $12,278,009  $12,033,323  $11,977,363  $12,141,485
    Total interest income          257,822      255,680      240,856      227,791      221,780
    Total average rate on
     interest-earning assets          8.27%        8.35%        8.12%        7.55%        7.25%
                               ===========  ===========  ===========  ===========  ===========
INTEREST-BEARING LIABILITIES
  Deposits
    Average balance            $ 8,144,965  $ 7,981,991  $ 8,016,771  $ 8,103,600  $ 8,257,766
    Interest expense                73,001       70,470       65,387       60,693       55,278
    Average rate                      3.56%        3.54%        3.31%        2.97%        2.66%
  Short-term borrowings
    Average balance            $   721,731  $   858,607  $   573,611  $   459,920  $   516,428
    Interest expense                10,300       12,457        7,914        5,222        5,084
    Average rate                      5.66%        5.82%        5.60%        4.50%        3.91%
  Long-term debt
    Average balance            $   370,392  $   372,849  $   372,987  $   373,000  $   373,000
    Interest expense                 8,508        8,583        8,587        8,588        8,586
    Average rate                      9.11%        9.23%        9.34%        9.13%        9.13%
                               ___________  ___________  ___________  ___________  ___________
    Total average interest-
     bearing liabilities       $ 9,237,088  $ 9,213,447  $ 8,963,369  $ 8,936,520  $ 9,147,194
    Total interest expense          91,809       91,510       81,888       74,503       68,948
    Total average rate on
     interest-bearing
      liabilities                     3.94%        3.98%        3.71%        3.31%        2.99%
                               ===========  ===========  ===========  ===========  ===========
       35 2of2
NET INTEREST INCOME            $   166,013  $   164,170  $   158,968  $   153,288  $   152,832
                               ===========  ===========  ===========  ===========  ===========
NET INTEREST MARGIN(2)                5.33%        5.36%        5.36%        5.08%        4.99%
                               ===========  ===========  ===========  ===========  ===========

(1) Interest income is presented on a tax-equivalent basis.  The tax-equivalent adjustment for investment securities using a 35 percent federal income tax rate amounted to $1.271 million, $1.171 million, $1.113 million, $150 thousand and $100 thousand for the quarters ended September 30, 1995, June 30, 1995, March 31, 1995, December 31, 1994 and
    September 30, 1994, respectively.  For each of those same periods, the tax-equivalent adjustment for loans amounted to $2.516 million, $2.505 million, $2.549 million, $2.215 million and $618 thousand, respectively.
(2) Net interest margin on an actual basis (not on a tax-equivalent basis) amounted to 5.21 percent, 5.24 percent, 5.23 percent, 5.00 percent and 4.97 percent for the quarters ended September 30, 1995, June 30, 1995, March 31, 1995, December
    31, 1994 and September 30, 1994, respectively.

                        Midlantic Corporation and Subsidiaries
            TABLE V - AVERAGE FUNDING SOURCES - BALANCES AND RATES PAID
                                (In thousands)

                                  SEPT. 30      JUNE 30     MARCH 31      DEC. 31      SEPT. 30
FOR THE THREE MONTHS ENDED            1995         1995         1995         1994          1994
_______________________________________________________________________________________________
AVERAGE BALANCES
DEPOSITS
 Noninterest-bearing demand    $ 2,679,899  $ 2,595,539  $ 2,598,011  $ 2,680,786   $ 2,695,792
 Interest-bearing demand         1,284,956    1,280,015    1,308,677    1,346,315     1,364,251
 Savings                         1,613,222    1,623,998    1,641,782    1,652,802     1,681,768
 Retail money market
  accounts                       1,730,355    1,738,056    1,865,454    1,961,889     2,058,531
 CDs over $100,000                 700,775      577,916      492,974      533,295       455,249
 Other time                      2,807,977    2,755,812    2,696,504    2,595,063     2,685,757
 Overseas branch deposits            7,680        6,194       11,380       14,236        12,210
                               ___________  ___________  ___________  ___________   ___________
   Total average deposits      $10,824,864  $10,577,530  $10,614,782  $10,784,386   $10,953,558
                               ===========  ===========  ===========  ===========   ===========
SHORT-TERM BORROWINGS
 Federal funds purchased       $    67,903  $    56,290  $    43,204  $    39,718   $    30,480
 Repurchase agreements             629,582      778,055      503,171      395,862       461,536
 Other short-term
  borrowings                        24,246       24,262       27,236       24,340        24,412
                               ___________  ___________  ___________  ___________   ___________
   Total average short-term
    borrowings                 $   721,731  $   858,607  $   573,611  $   459,920   $   516,428
                               ===========  ===========  ===========  ===========   ===========
LONG-TERM DEBT                 $   370,392  $   372,849  $   372,987  $   373,000   $   373,000
                               ===========  ===========  ===========  ===========   ===========
AVERAGE RATES
DEPOSITS
 Interest-bearing demand              1.19%        1.24%        1.24%        1.21%         1.17%
 Savings                              2.07         2.17         2.21         2.18          2.07
 Retail money market
  accounts                            3.06         3.12         3.06         2.81          2.52
 CDs over $100,000                    5.65         5.61         5.18         4.64          4.14
 Other time                           5.27         5.24         4.80         4.16          3.62
 Overseas branch deposits             5.37         5.50         5.38         4.40          4.03
                               ___________  ___________  ___________  ___________   ___________
   Total average rate
    paid on deposits                  3.56%        3.54%        3.31%        2.97%         2.66%
                               ===========  ===========  ===========  ===========   ===========
SHORT-TERM BORROWINGS
 Federal funds purchased              5.82%        5.98%        5.84%        5.12%         4.52%
 Repurchase agreements                5.65         5.81         5.57         4.41          3.86
 Other short-term
  borrowings                          5.48         5.70         5.61         5.02          4.10
                               ___________  ___________  ___________  ___________   ___________
   Total average rate paid
    on short-term borrowings          5.66%        5.82%        5.60%        4.50%         3.91%
                               ===========  ===========  ===========  ===========   ===========
LONG-TERM DEBT                        9.11%        9.23%        9.34%        9.13%         9.13%
                               ===========  ===========  ===========  ===========   ===========

                             Midlantic Corporation and Subsidiaries
               TABLE VI - INVESTMENT SECURITIES - CARRYING AND FAIR VALUES
                               AND GROSS UNREALIZED GAINS AND LOSSES
                                          SEPTEMBER 30, 1995
                                            (In thousands)

                                                          GROSS       GROSS
                                        AMORTIZED    UNREALIZED  UNREALIZED          FAIR
HELD-TO-MATURITY                             COST         GAINS      LOSSES         VALUE
_________________________________________________________________________________________
United States Treasury securities      $1,623,290       $36,796    $ (1,683)   $1,658,403
Obligations of United States
  government agencies                     795,299            --     (13,447)      781,852
Obligations of states and
  political subdivisions                   19,769            45          (4)       19,810
Other securities                            6,114           106         (17)        6,203
                                       __________       _______    ________    __________
                                       $2,444,472       $36,947    $(15,151)   $2,466,268
                                       ==========       =======    ========    ==========

                                                          GROSS       GROSS
                                        AMORTIZED    UNREALIZED  UNREALIZED          FAIR
AVAILABLE-FOR-SALE                           COST         GAINS      LOSSES         VALUE
_________________________________________________________________________________________
United States Treasury securities      $  730,929       $11,457    $    (67)   $  742,319
Obligations of United States
  government agencies                         206            --          --           206
Obligations of states and
  political subdivisions                    6,288            --        (165)        6,123
Other securities                           64,004           135      (5,536)       58,603
                                       __________       _______    ________    __________
                                       $  801,427       $11,592    $ (5,768)   $  807,251
                                       ==========       =======    ========    ==========


               TABLE VII - INVESTMENT SECURITIES - GROSS REALIZED GAINS AND LOSSES*
                                    (In thousands)
                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                           SEPTEMBER 30                   SEPTEMBER 30
                                        1995          1994             1995          1994
_________________________________________________________________________________________
Gross realized investment
  securities gains                    $   --       $    --           $  184      $  3,031
Gross realized investment
  securities losses                       --            --               --        (6,405)
                                      ______       _______           ______      ________
Investment securities gains (losses)  $   --       $    --           $  184      $ (3,374)
                                      ======       =======           ======      ========

* Represents gains/losses on available-for-sale securities.

                               Midlantic Corporation and Subsidiaries
                                          TABLE VIII - LOANS
                                            (In thousands)
                                  SEPT. 30      JUNE 30     MARCH 31      DEC. 31     SEPT. 30
                                      1995         1995         1995         1994         1994
______________________________________________________________________________________________
Commercial and financial
  loans                         $3,196,121   $3,222,804   $3,060,195   $3,018,972   $3,041,452
Real estate
  Construction and development     569,188      525,799      510,335      598,232      589,695
  Long-term commercial
   mortgage                      1,646,848    1,644,155    1,611,088    1,575,685    1,593,468
  Long-term 1-4 family
   residential                     648,577      592,976      527,671      544,428      542,653
Loans to individuals             2,889,994    2,837,623    2,666,960    2,663,908    2,608,270
                                __________   __________   __________   __________   __________
  Total loans                    8,950,728    8,823,357    8,376,249    8,401,225    8,375,538
Less: unearned income              164,942      166,936      153,362      144,850      144,257
                                __________   __________   __________   __________   __________
  Total loans, net of
    unearned income             $8,785,786   $8,656,421   $8,222,887   $8,256,375   $8,231,281
                                ==========   ==========   ==========   ==========   ==========

            TABLE IX - CONSTRUCTION AND DEVELOPMENT LOANS - PROPERTY TYPE BY STATE
                                        (In thousands)
SEPTEMBER 30, 1995         NEW JERSEY  PENNSYLVANIA    NEW YORK    FLORIDA    OTHER     TOTAL
_____________________________________________________________________________________________
PORTFOLIO
 Office buildings            $ 58,626      $ 64,104     $13,700    $    --  $ 9,109  $145,539
 Shopping centers              46,659        33,502      13,234         --   27,215   120,610
 Residential                   61,032        28,446       1,013      1,209      235    91,935
 Land                          26,440        20,823       2,677      1,644    1,741    53,325
 Industrial/warehouse          17,165        10,697       6,909         --       --    34,771
 Hotels/motels                 15,996            --          --     12,873       --    28,869
 Other                         52,541         6,240      14,491         --   20,867    94,139
                             ________      ________     _______    _______  _______  ________
   Total                     $278,459      $163,812     $52,024    $15,726  $59,167  $569,188
                             ========      ========     =======    =======  =======  ========
NONACCRUAL SEGMENT
 Office buildings            $    788      $     --     $    --    $    --  $     1  $    789
 Shopping centers                  --            --          --         --       --        --
 Residential                    2,235           188         186         --       --     2,609
 Land                             872            --          --         --       --       872
 Industrial/warehouse              --           190          --         --       --       190
 Hotels/motels                  1,309            --          --         --       --     1,309
 Other                             --            --          --         --    1,551     1,551
                             ________      ________     _______    _______  _______  ________
   Total                     $  5,204      $    378     $   186    $    --  $ 1,552  $  7,320
                             ========      ========     =======    =======  =======  ========
PERCENT OF NONACCRUAL
  TO PORTFOLIO                   1.87%          .23%        .36%        --%    2.62%     1.29%
                             ========      ========     =======    =======  =======  ========

                              Midlantic Corporation and Subsidiaries
              TABLE X - LONG-TERM COMMERCIAL MORTGAGE LOANS - PROPERTY TYPE BY STATE
                                        (In thousands)

SEPTEMBER 30, 1995        NEW JERSEY   PENNSYLVANIA   NEW YORK    FLORIDA    OTHER       TOTAL
______________________________________________________________________________________________
PORTFOLIO
 Industrial/warehouse       $269,246       $168,782    $20,186    $ 1,199  $ 7,964  $  467,377
 Office buildings            187,245        118,928      7,010         --    8,717     321,900
 Retail businesses           130,229        105,091      3,473         --   10,063     248,856
 Apartment houses and
   other rental
   properties                 94,547         43,916      1,068      2,361    8,960     150,852
 Hospitals, medical
   centers and nursing
   homes                      90,647         34,373      1,053         --       --     126,073
 Hotels/motels                47,242          2,013      2,285         --   15,720      67,260
 Automobile and truck
   sales                      50,662         15,085         80         --       --      65,827
 Shopping centers             30,785         17,387        363      4,000       --      52,535
 Other                        70,664         63,022      2,078      6,667    3,737     146,168
                            ________       ________    _______    _______  _______  __________
  Total                     $971,267       $568,597    $37,596    $14,227  $55,161  $1,646,848
                            ========       ========    =======    =======  =======  ==========
NONACCRUAL SEGMENT
 Industrial/warehouse       $ 14,594       $  4,030    $ 6,489    $    --  $   148  $   25,261
 Office buildings              4,193          8,424         --         --      210      12,827
 Retail businesses             3,818          2,231         --         --       --       6,049
 Apartment houses and
   other rental
   properties                  2,724          2,846         30         --       --       5,600
 Hospitals, medical
   centers and nursing
   homes                          --             --         --         --       --          --
 Hotels/motels                   529          4,827         --         --       --       5,356
 Automobile and truck
   sales                         923            482         --         --       --       1,405
 Shopping centers              1,402             57         --         --       --       1,459
 Other                         6,245          4,162        346         --        9      10,762
                            ________       ________    _______    _______  _______  __________
  Total                     $ 34,428       $ 27,059    $ 6,865    $    --  $   367  $   68,719
                            ========       ========    =======    =======  =======  ==========
PERCENT OF NONACCRUAL
  TO PORTFOLIO                  3.54%          4.76%     18.26%        --%     .67%       4.17%
                            ========       ========    =======    =======  =======  ==========

                          Midlantic Corporation and Subsidiaries
           TABLE XI - SUMMARY OF LOAN LOSS EXPERIENCE/ALLOWANCE FOR LOAN LOSSES
                                       (In thousands)
                                      SEPT. 30     JUNE 30     MARCH 31    DEC. 31    SEPT. 30
FOR THE THREE MONTHS ENDED                1995        1995         1995       1994        1994
______________________________________________________________________________________________
Allowance at beginning of period      $338,704    $337,170     $349,520   $357,163    $373,345
Allowance of acquired bank (BOYR)           --       6,105           --         --          --
Provision charged to operating
 expense                                 1,500       1,500        1,500       (433)      4,785
Loans charged off
 Commercial and financial                5,790       5,276       12,673*    12,687      11,196
 Real estate
  Construction and development              --         163          107        101       7,856
  Long-term commercial mortgage          2,524       7,663        3,589        285       2,120
  Long-term 1-4 family residential          89         197          155         13         513
 Loans to individuals                    6,404       5,474        5,580      5,475       7,059
                                      ________    ________     ________   ________    ________
   Total loans charged off              14,807      18,773       22,104     18,561      28,744
                                      ________    ________     ________   ________    ________
Recoveries on loans
 Commercial and financial                7,828       9,910        3,923      4,580       4,141
 Real estate
  Construction and development           1,166         320          989      3,931         932
  Long-term commercial mortgage          4,454         330          864        629         834
  Long-term 1-4 family residential          --          55            2          1           1
 Loans to individuals                    2,629       2,087        2,476      2,210       1,869
                                      ________    ________     ________   ________    ________
   Total recoveries on loans            16,077      12,702        8,254     11,351       7,777
                                      ________    ________     ________   ________    ________
    Net loan (recoveries) charge-offs   (1,270)      6,071       13,850      7,210      20,967
                                      ________    ________     ________   ________    ________
Allowance at end of period            $341,474    $338,704     $337,170   $349,520    $357,163
                                      ========    ========     ========   ========    ========

* Includes $7 million of charge-offs on factoring receivables.

                            Midlantic Corporation and Subsidiaries
               TABLE XII - NONACCRUAL LOANS, OTHER REAL ESTATE OWNED, NET,
                            RENEGOTIATED LOANS AND PAST DUE LOANS
                                         (In thousands)

                                  SEPT. 30     JUNE 30     MARCH 31     DEC. 31     SEPT. 30
                                      1995        1995         1995        1994         1994
____________________________________________________________________________________________
NONACCRUAL LOANS
  Commercial and financial        $ 37,024    $ 42,067     $ 68,431    $ 81,304     $ 90,716
  Real estate
    Construction and development     7,320       8,300        9,484      28,765       41,686
    Long-term mortgage              68,719      68,416       64,093      58,876       62,819
  Loans to individuals              13,029      10,068       12,495      14,473       17,274
                                  ________    ________     ________    ________     ________
    Total nonaccrual loans        $126,092    $128,851     $154,503    $183,418     $212,495
                                  ========    ========     ========    ========     ========
ALLOWANCE FOR LOAN LOSSES
  AS A % OF NONACCRUAL LOANS         270.8%      262.9%       218.2%      190.6%       168.1%
                                  ========    ========     ========    ========     ========
OTHER REAL ESTATE OWNED, NET      $ 55,374    $ 58,369     $ 60,050    $ 64,388     $ 80,612
                                  ========    ========     ========    ========     ========
TOTAL NONACCRUAL LOANS AND
  OTHER REAL ESTATE OWNED, NET    $181,466    $187,220     $214,553    $247,806     $293,107
                                  ========    ========     ========    ========     ========
TOTAL RENEGOTIATED LOANS          $ 39,817    $ 37,842     $ 38,000    $ 59,821     $ 45,937
                                  ========    ========     ========    ========     ========
ACCRUING LOANS PAST DUE 90
  DAYS OR MORE AS TO
  INTEREST OR PRINCIPAL
  PAYMENTS                        $ 29,624    $ 32,158     $ 31,051    $ 30,369     $ 27,903
                                  ========    ========     ========    ========     ========

                           Midlantic Corporation and Subsidiaries
                     TABLE XIII YEAR-TO-DATE INTEREST INCOME ON NONACCRUAL
                      AND RENEGOTIATED LOANS OUTSTANDING AT END OF PERIOD
                                          (In thousands)
FOR THE NINE MONTHS ENDED SEPTEMBER 30                                1995         1994
_______________________________________________________________________________________
NONACCRUAL LOANS
Interest income that would have been
  recorded on nonaccrual loans
  outstanding at period-end in
  accordance with original terms                                    $9,322      $15,417
Interest income actually recorded
  on nonaccrual loans                                                1,992        2,323
                                                                    ______      _______
  Net decrease in interest income
   on nonaccrual loans                                              $7,330      $13,094
                                                                    ======      =======
RENEGOTIATED LOANS
Interest income that would have been
  recorded on renegotiated loans
  outstanding at period-end in
  accordance with original terms                                    $3,738      $ 3,455
Interest income actually recorded
  on renegotiated loans                                              2,921        3,206
                                                                    ______      _______
  Net decrease in interest income
   on renegotiated loans                                            $  817      $   249
                                                                    ======      =======



                            TABLE XIV - NONACCRUAL LOANS ACTIVITY
                                        (In thousands)

FOR THE NINE MONTHS ENDED SEPTEMBER 30                                1995         1994
_______________________________________________________________________________________
Balance at beginning of year                                      $183,418    $ 300,731
Nonaccrual loans of acquired bank (BOYR)                            10,456           --
Additions                                                           74,035      136,767
Payments                                                           (97,567)    (105,734)
Returned to accrual or renegotiated status                         (13,676)     (22,133)
Charge-offs                                                        (24,488)     (69,489)
Transfers to OREO                                                   (7,364)     (23,343)
Transfers from (to) "assets held for
 accelerated disposition"                                              561         (884)
Other                                                                  717       (3,420)
                                                                  ________    _________
BALANCE AT SEPTEMBER 30                                           $126,092    $ 212,495
                                                                  ========    =========

                           Midlantic Corporation and Subsidiaries
                  TABLE XV - ACQUIRED OREO PROPERTIES - PROPERTY TYPE BY STATE
                                        (In thousands)

SEPTEMBER 30, 1995      NEW JERSEY   PENNSYLVANIA    NEW YORK        OTHER      TOTAL
_____________________________________________________________________________________
Hotels/motels              $22,013         $   --        $ --         $ --    $22,013
Industrial/warehouse         5,237          3,434          --          825      9,496
Land                         7,973            380         448           --      8,801
Residential tract            5,895            916         263           --      7,074
Office buildings             2,231          1,080          --           --      3,311
Shopping centers             1,235             --          --           --      1,235
Other                        2,510            934          --           --      3,444
                           _______         ______        ____         ____    _______
  TOTAL                    $47,094         $6,744        $711         $825    $55,374
                           =======         ======        ====         ====    =======


                            TABLE XVI -  OTHER REAL ESTATE OWNED ACTIVITY
                                               (In thousands)
FOR THE NINE MONTHS ENDED SEPTEMBER 30                            1995          1994
____________________________________________________________________________________
Balance at beginning of year                                   $64,388       $97,238
Transfers from loans                                            12,144        24,844
OREO of acquired bank (BOYR)                                     2,830            --
Advances                                                            --           101
Charges to operating expenses to
 absorb declines in net realizable value                            --        (2,357)
Sales of properties                                            (24,514)      (37,749)
Transfers from (to) "assets held for
 accelerated disposition"                                        1,700          (876)
Other                                                           (1,174)*        (589)
                                                               _______       _______
BALANCE AT SEPTEMBER 30                                        $55,374       $80,612
                                                               =======       =======

* Primarily represents land transferred from OREO to the Corporation's land and building portfolio.

                               Midlantic Corporation and Subsidiaries
                             TABLE XVII - CONSOLIDATED SUMMARY OF INCOME
                               (In thousands, except per share data)
                                     SEPT. 30    JUNE 30    MARCH 31    DEC. 31    SEPT. 30
FOR THE THREE MONTHS ENDED               1995       1995        1995       1994        1994
___________________________________________________________________________________________
INTEREST INCOME
 Interest and fees on loans          $193,578   $187,203    $174,500   $171,436    $174,284
 Interest on investment securities     53,354     54,292      50,082     36,219      26,882
 Interest on deposits with banks        1,125      1,675       3,190      3,604       4,313
 Interest on other short-term
  investments                           5,978      8,834       9,422     14,167      15,583
                                     ________   ________    ________   ________    ________
    Total interest income             254,035    252,004     237,194    225,426     221,062
                                     ________   ________    ________   ________    ________
INTEREST EXPENSE
 Interest on deposits                  73,001     70,470      65,387     60,693      55,278
 Interest on short-term borrowings     10,300     12,457       7,914      5,222       5,084
 Interest on long-term debt             8,508      8,583       8,587      8,588       8,586
                                     ________   ________    ________   ________    ________
    Total interest expense             91,809     91,510      81,888     74,503      68,948
                                     ________   ________    ________   ________    ________
Net interest income                   162,226    160,494     155,306    150,923     152,114
  Provision for loan losses             1,500      1,500       1,500       (433)      4,785
                                     ________   ________    ________   ________    ________
Net interest income after
 provision for loan losses            160,726    158,994     153,806    151,356     147,329
NONINTEREST INCOME
 Trust income                          12,460     11,642      11,228     11,336      11,285
 Service charges on deposits           19,914     19,530      18,845     19,342      20,029
 Investment securities gains (losses)      --        184          --     (3,289)         --
 Net gains on disposition of assets        --         --       3,100      6,180       1,064
 Other                                 18,665     16,860      15,271     13,713      16,992
                                     ________   ________    ________   ________    ________
    Total noninterest income           51,039     48,216      48,444     47,282      49,370
                                     ________   ________    ________   ________    ________
                                      211,765    207,210     202,250    198,638     196,699
                                     ________   ________    ________   ________    ________
NONINTEREST EXPENSES
 Salaries and benefits                 65,318     61,706      62,423     54,338      58,223
 Net occupancy                         11,529     10,763      10,957     10,830      10,469
 Equipment rental and expense           5,887      5,865       6,927      4,705       5,922
 Other real estate owned, net          (2,243)    (1,333)     (1,510)     3,363        (472)
 FDIC assessment charges                 (415)     5,944       5,944      7,021       7,005
 Legal and professional fees            9,666      9,278       7,988     12,527      11,512
 Other                                 25,771     24,918      24,123     23,622      22,395
                                     ________   ________    ________   ________    ________
    Total noninterest expenses        115,513    117,141     116,852    116,406     115,054
                                     ________   ________    ________   ________    ________
Income before income taxes             96,252     90,069      85,398     82,232      81,645
  Income tax expense                   35,133     33,677      32,074      5,006       5,398
                                     ________   ________    ________   ________    ________
NET INCOME                           $ 61,119   $ 56,392    $ 53,324   $ 77,226    $ 76,247
                                     ========   ========    ========   ========    ========
(continued on next page)

                            Midlantic Corporation and Subsidiaries
                          TABLE XVII - CONSOLIDATED SUMMARY OF INCOME
                            (In thousands, except per share data)
                                         (continued)

                                       SEPT. 30     JUNE 30     MARCH 31    DEC. 31    SEPT. 30
FOR THE THREE MONTHS ENDED                 1995        1995         1995       1994        1994
_______________________________________________________________________________________________
NET INCOME APPLICABLE TO PRIMARY
 COMMON SHARES                          $61,119     $55,485      $52,418    $75,414     $75,341
NET INCOME APPLICABLE TO FULLY
 DILUTED COMMON SHARES                   62,046      56,460       53,397     76,393      76,319
                                        =======     =======      =======    =======     =======
NET INCOME PER COMMON SHARE
   Primary                              $  1.15     $  1.06      $   .98    $  1.42     $  1.42
   Fully diluted                           1.13        1.05          .97       1.40        1.40
                                        =======     =======      =======    =======     =======
AVERAGE COMMON SHARES AND
 COMMON SHARE EQUIVALENTS
   Primary                               53,242      52,332       53,244     53,079      53,097
   Fully diluted                         54,766      53,912       54,900     54,600      54,618
                                        =======     =======      =======    =======     =======




       46 1of2

                            Midlantic Corporation and Subsidiaries
         TABLE XVIII - CONSOLIDATED SHARE AND PER SHARE INFORMATION AND PERFORMANCE RATIOS
                                       SEPT. 30   JUNE 30   MARCH 31    DEC. 31    SEPT. 30
FOR THE THREE MONTHS ENDED                 1995      1995       1995       1994        1994
___________________________________________________________________________________________
BOOK VALUE AT QUARTER-END                $27.67    $26.80     $25.93     $25.19      $23.96
                                         ______    ______     ______     ______      ______
MARKET PRICES OF COMMON STOCK
 High                                    $55.00    $40.25     $34.88     $28.63      $30.63
 Low                                      39.75     33.88      26.25      24.00       27.63
 Close                                    54.25     40.00      34.25      26.50       27.63
                                         ______    ______     ______     ______      ______
OPERATING RATIOS
 Net interest margin (actual)              5.21%     5.24%      5.23%      5.00%       4.97%
 Net interest margin (tax-equiv-
  alent basis)                             5.33      5.36       5.36       5.08        4.99
 Return on average assets                  1.79      1.69       1.65       2.33        2.28
 Return on average common
  equity                                  17.12     16.51      15.82      23.43       24.50
 Return on average total equity           17.12     16.18      15.51      22.83       23.82
                                         ______    ______     ______     ______      ______
LIQUIDITY AND FUNDING RATIOS
 Liquidity ratio (1)                       28.5%     28.7%      31.8%      30.7%       30.8%
 Funding ratio (2)                          1.8        .5       (2.5)      (7.8)       (6.0)
                                         ______    ______     ______     ______      ______
CAPITAL RATIOS
 Risk-adjusted ratios
   Tier 1 capital ratio                   12.85%    12.57%     13.58%     13.07%      12.01%
   Total capital ratio                    16.80     16.63      17.77      17.22       16.10
 Leverage ratio                            9.43      9.08       9.43       9.43        8.87
 Average equity as a % of
  average assets                          10.47     10.43      10.62      10.22        9.57
                                         ______    ______     ______     ______      ______
LOAN QUALITY RATIOS
 As a % of total period-end
  loans, net of unearned income
   Allowance for loan losses
    at period-end                          3.89%     3.91%      4.10%      4.23%       4.34%
   Nonaccrual loans at
    period-end                             1.44      1.49       1.88       2.22        2.58
 As a % of average loans, net
  of unearned income
   Net (recoveries) charge-offs            (.06)      .29        .69        .35        1.00
   Provision for loan losses                .07       .07        .08       (.02)        .23
                                         ______    ______     ______     ______      ______
AVERAGE TOTAL LOANS, NET OF
 UNEARNED INCOME, AS A % OF
 AVERAGE TOTAL DEPOSITS                   80.15%    78.81%     76.31%     75.59%      75.94%
                                         ______    ______     ______     ______      ______
NONFINANCIAL DATA
 Total number of employees                6,221     6,434      6,289      6,174       5,997
 Total number of full-time
   equivalent employees                   5,394     5,565      5,416      5,327       5,213
 Total number of domestic and
   foreign banking offices                  337       339        328        325         325
                                         ======    ======     ======     ======      ======
       46 2of2

(1) Ratio of net short-term assets to net funding liabilities.
(2) Total purchased funds less investment securities due in one year and money market investments as a percentage of investment securities due in more than one year and total loans, net of unearned income.


Item 1.     Legal Proceedings


MC, its directors and PNC have been named as defendants in a lawsuit filed in the Superior Court of New Jersey, Middlesex County, Law Division, by a purported shareholder allegedly on behalf of all persons other than the defendants who own securities of MC and who are similarly situated (the "Lawsuit"). An amended complaint in the Lawsuit ("the Complaint") was served on MC on July 31, 1995. In the Complaint, the plaintiff alleges, among other things, that the proposed merger of MC and PNC (the "MC/PNC Merger") is unfair to MC's "public shareholders" and will deny the purported class members the right to share proportionately in the true value of MC's assets, business and future growth in profits and earnings; that the defendants have willfully participated in unfair dealings towards plaintiff and other members of the purported class and have engaged in, or aided and abetted, breaches of fiduciary duties owed to the purported class; and that the consideration to be paid in the MC/PNC Merger is grossly unfair, inadequate, and substantially below the fair or inherent value of Midlantic.

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

MC has filed a motion to dismiss the Complaint. Management of MC believes the allegations in the Complaint are entirely without merit and intends to contest the Lawsuit vigorously.

Item 6a.    Exhibits

27          Financial Data Schedule


Item 6B.    Reports on Form 8-K

            Dated July 10, 1995 respecting Item 5 to report that MC, PNC Bank Corp. and PNC Bancorp, Inc. entered into an Agreement and Plan of Reorganization and a related Agreement and Plan of Merger providing for, among other things, the merger of MC with and into PNC Bancorp, Inc.

      Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                  Midlantic Corporation
                                                       Registrant





                                        By           Howard I. Atkins
                                          _________________________________
   Date   November 9, 1995                           Howard I. Atkins
                                               Executive Vice President and
                                                  Chief Financial Officer





                                        By           James E. Kelly
                                          _________________________________
   Date   November 9, 1995                           James E. Kelly
                                                        Controller

      Index of Exhibits


Exhibit Number
Per Item 601 of
Regulation S-K                                                     Page Number


     27      Financial Data Schedule